Form 10-Q
period 1998-07-18
ADVANCE HOLDING CORP
filed 1998-09-01
CIK 1061889

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE QUARTERLY PERIOD ENDED JULY 18, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE QUARTERLY PERIOD FROM __________ TO __________

                           COMMISSION FILE NUMBER -

                               ----------------

                          ADVANCE HOLDING CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

          VIRGINIA                                           54-1622754
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

      5673 AIRPORT ROAD                                         24012
      ROANOKE, VIRGINIA                                       (Zip Code)
(Address of Principal Executive Offices)

                                (540) 362-4911
             (Registrant's telephone number, including area code)

                                NOT APPLICABLE
  (Former name, former address and former fiscal year, if changed since last report).

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [_] No [_] (Not applicable at this time)

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [_] No [_]

     The number of shares of Class A Common Stock, par value $.01 per share, outstanding was 12,603,800 as of August 15, 1998. There were no outstanding shares of Class B Common Stock, par value $.01 per share, as of August 15, 1998.

================================================================================

                 ADVANCE HOLDING CORPORATION AND SUBSIDIARIES

                       TWELVE WEEKS ENDED JULY 18, 1998

                               TABLE OF CONTENTS

                                                                                             PAGE
                                                                                             ----
PART I.   FINANCIAL INFORMATION

          Item 1. Condensed Consolidated Financial Statements of Advance Holding Corporation
                  and Subsidiaries (Unaudited)

                      Condensed Consolidated Balance Sheets as of July 18, 1998 and January 3,
                      1998...................................................................   1

                      Condensed Consolidated Statements of Income for the Twelve Weeks
                      Ended July 18, 1998 and July 12, 1997 and for the Twenty-Eight
                      Weeks Ended July 18, 1998 and July 12, 1997............................   2

                      Condensed Consolidated Statements of Cash Flows for the
                      Twenty-Eight Weeks Ended July 18, 1998 and July 12, 1997...............   3

                      Notes to Condensed Consolidated Financial Statements...................   4

          Item 2. Management's Discussion and Analysis of Financial Condition and
                  Results of Operations......................................................  16

          Item 3. Quantitative and Qualitative Disclosures About Market Risks................  23

PART II.  OTHER INFORMATION

          Item 1. Legal Proceedings..........................................................  24

          Item 2. Changes in Securities and Use of Proceeds..................................  24

          Item 3. Defaults Upon Senior Securities............................................  24

          Item 4. Submission of Matters to a Vote of Security Holders........................  24

          Item 5. Other Information..........................................................  24

          Item 6. Exhibits and Reports on Form 8-K...........................................  25

SIGNATURE.................................................................................... S-1

                         PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements of Advance Holding Corporation and Subsidiaries (unaudited)

                 ADVANCE HOLDING CORPORATION AND SUBSIDIARIES

  CONDENSED CONSOLIDATED BALANCE SHEETS -- JULY 18, 1998, AND JANUARY 3, 1998
                 (dollars in thousands, except per share data)

                                                                                                        JULY 18,     JANUARY 3,
                                     ASSETS                                                               1998         1998
                                     ======                                                            ===========   ==========
                                                                                                       (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                                            $  44,790      $ 15,463
  Marketable securities                                                                                        -         2,025
  Receivables, primarily from vendors                                                                     24,372        19,108
  Trade receivables                                                                                        5,325         3,359
  Inventories                                                                                            348,523       280,267
  Prepaid expenses and other current assets                                                                5,056         2,895
  Refundable income taxes                                                                                  2,185         1,765
                                                                                                       ---------     ---------
             Total current assets                                                                        430,251       324,882
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED AMORTIZATION AND DEPRECIATION OF $ 89,910 AND
 $ 77,940                                                                                                143,176       134,896
OTHER ASSETS, NET OF ACCUMULATED AMORTIZATION OF $ 668 AND $ 0                                            21,490         2,054
                                                                                                       ---------     ---------
                                                                                                       $ 594,917      $461,832
                                                                                                       =========     =========
                       LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
                       ==============================================
CURRENT LIABILITIES
  Bank overdrafts                                                                                      $       -      $  6,970
  Borrowings secured by trade receivables                                                                  5,325         3,359
  Notes payable and current portion of long-term debt                                                          -         3,959
  Current portion of deferred revenue                                                                      3,089         1,530
  Accounts payable                                                                                       216,832       157,096
  Accrued expenses                                                                                        53,634        27,718
  Deferred income taxes                                                                                    2,674         3,110
                                                                                                       ---------     ---------
             Total current liabilities                                                                   281,554       203,742
                                                                                                       ---------     ---------
LONG-TERM DEBT                                                                                           397,022       100,167
                                                                                                       ---------     ---------
DEFERRED REVENUE                                                                                           1,638           693
                                                                                                       ---------     ---------
DEFERRED INCOME TAXES                                                                                     13,357        12,839
                                                                                                       ---------     ---------
POST-RETIREMENT BENEFITS                                                                                   1,092           843
                                                                                                       ---------     ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' (DEFICIT) EQUITY:
   8% noncumulative, nonvoting preferred stock, $10 par value, 100,000 shares authorized; 0 and
     77,300 shares issued and outstanding                                                                     -           773
   Common stock, Class A, voting, $.01 par value, 62,500,000 shares authorized; 12,603,800 and
     2,412,500 issued and outstanding                                                                       126            19
   Common stock, Class B, nonvoting, $.01 par value, 437,500,000 shares authorized; 0 and
     21,875,000 shares issued and outstanding                                                                 -           175
   Additional paid-in capital                                                                           107,654             -
   Outstanding stock options                                                                                300             -
   Stockholder subscription receivables                                                                  (2,615)            -
   (Accumulated deficit) retained earnings                                                             (205,211)      142,581
                                                                                                      ---------     ---------
             Total stockholders' (deficit) equity                                                       (99,746)      143,548
                                                                                                      ---------     ---------
                                                                                                      $ 594,917     $ 461,832
                                                                                                      =========     =========

      See notes to unaudited condensed consolidated financial statements.

                  ADVANCE HOLDING CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE TWELVE AND TWENTY-EIGHT WEEK PERIODS ENDED JULY 18, 1998, AND JULY 12, 1997
                             (dollars in thousands)

                                  (unaudited)

                                                               TWELVE WEEK PERIOD                TWENTY-EIGHT WEEK
                                                                      ENDED                         PERIOD ENDED
                                                          ---------------------------       --------------------------
                                                           JULY 18,          JULY 12,         JULY 18,        JULY 12,
                                                             1998              1997             1998            1997
                                                          ==========       ==========       ==========     ===========
NET SALES                                                   $255,037        $196,729        $544,000        $435,880
COST OF SALES                                                156,448         121,338         332,825         268,198
                                                            --------        --------        --------        --------
              Gross profit                                    98,589          75,391         211,175         167,682
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                  79,632          63,444         178,812         145,478
EXPENSES ASSOCIATED WITH RECAPITALIZATION                          -               -          14,005               -
                                                            --------        --------        --------        --------
              Operating income                                18,957          11,947          18,358          22,204
                                                            --------        --------        --------        --------
OTHER INCOME (EXPENSE):
Interest expense                                             (10,112)         (1,467)        (13,559)         (3,463)
Other                                                            321            (102)            317            (203)
                                                            --------        --------        --------        --------
              Total other expense, net                        (9,791)         (1,569)        (13,242)         (3,666)
                                                            --------        --------        --------        --------
INCOME BEFORE INCOME TAXES                                     9,166          10,378           5,116          18,538
INCOME TAX EXPENSE                                             4,241           4,245           2,543           7,583
                                                            --------        --------        --------        --------
NET INCOME                                                  $  4,925        $  6,133        $  2,573        $ 10,955
                                                            ========        ========        ========        ========

      See notes to unaudited condensed consolidated financial statements.

                  ADVANCE HOLDING CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE TWENTY-EIGHT WEEK PERIODS ENDED JULY 18, 1998 AND JULY 12, 1997
                             (dollars in thousands)

                                  (unaudited)

                                                                                                       TWENTY-EIGHT WEEK
                                                                                                          PERIOD ENDED
                                                                                                  ==========================
                                                                                                    JULY 18,        JULY 12,
                                                                                                     1998             1997
                                                                                                  ==========      ==========
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net  income                                                                                   $   2,573         $ 10,955
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization of property and equipment                                      13,508           11,263
        Loss on sale of property and equipment                                                           85              178
        Amortization of deferred debt issuance costs                                                    761                -
        Amortization of bond discount                                                                 2,005                -
        Provision for deferred income taxes                                                              82            1,173
        Net periodic postretirement benefit expense, net of payments made                               249              215
        Sales of marketable securities                                                                2,025              (86)
        Net (increase) decrease in:
            Receivables, primarily from vendors                                                      (5,264)           2,924
            Trade receivables                                                                        (1,966)               -
            Inventories                                                                             (68,256)         (27,256)
            Prepaid expenses and other assets                                                        (2,760)          (2,144)
            Refundable income taxes                                                                    (420)               -
        Net increase in:
            Accounts payable                                                                         59,736           23,200
            Accrued expenses                                                                         25,586           12,452
                                                                                                  ---------         --------
                  Net cash provided by operating activities                                          27,944           32,874
                                                                                                  ---------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                              (26,028)         (20,464)
   Proceeds from sale of property and equipment                                                       4,155              118
                                                                                                  ---------         --------
                  Net cash used in investing activities                                             (21,873)         (20,346)
                                                                                                  ---------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in bank overdrafts                                                                       (6,970)          (5,759)
   Net (repayments) borrowings under notes payable                                                   (2,959)           2,203
   Proceeds from issuance of long-term debt                                                          11,500           23,000
   Payments on long-term debt                                                                      (102,667)         (33,083)
   Borrowings under new credit facilities                                                           385,017                -
   Payment of debt issuance costs                                                                   (19,821)               -
   Proceeds from issuance of Class A Common Stock                                                   105,148                -
   Payment for redemption of preferred and common stock                                            (351,000)               -
   Other                                                                                              5,008              867
                                                                                                  ---------         --------
                  Net cash provided by (used in) financing activities                                23,256          (12,772)
                                                                                                  ---------         --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                 29,327             (244)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                     15,463           14,833
                                                                                                  ---------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                        $  44,790         $ 14,589
                                                                                                  =========         ========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                                                  $   4,315         $  3,387
                                                                                                  =========         ========
   Income taxes paid, net of refunds received                                                     $   1,997         $  4,463
                                                                                                  =========         ========
NONCASH TRANSACTIONS:
   Debt issuance costs accrued                                                                    $     330         $      -
                                                                                                  =========         ========
   Loans receivable related to issuance of common stock                                           $   2,615         $      -
                                                                                                  =========         ========
   Stock options for redemption of common stock                                                   $     300         $      -
                                                                                                  =========         ========

      See notes to unaudited condensed consolidated financial statements.

                  ADVANCE HOLDING CORPORATION AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS TWELVE AND TWENTY-EIGHT WEEK PERIODS ENDED JULY 18, 1998 AND JULY 12, 1997

                 (dollars in thousands, except per share data)

                                  (unaudited)

1.  BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements include the accounts of Advance Holding Corporation and its wholly owned subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet as of July 18, 1998, and the condensed consolidated statements of income for the 12-week and 28-week periods ended July 18, 1998 and July 12, 1997, and the statements of cash flows for the 28-week periods ended July 18,1998 and July 12, 1997 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements for the fiscal year ended January 3, 1998.

The results of operations for the 12-week and 28-week periods are not necessarily indicative of the operating results to be expected for the full fiscal year.

                  ADVANCE HOLDING CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS TWELVE AND TWENTY-EIGHT WEEK PERIODS ENDED JULY 18, 1998 AND JULY 12, 1997


2.  INVENTORIES:

Inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Inventories consist of the following:

                                                JULY 18, 1998           JANUARY 3, 1998
                                                -------------           ---------------
Replacement cost                                    $347,023                 $280,267
Reserve to state inventories at LIFO                   4,524                    2,274
                                                    ---------                --------
Inventories at LIFO                                  351,547                  282,541
Other reserves                                        (3,024)                  (2,274)
                                                    --------                 --------
                                                    $348,523                 $280,267
                                                    ========                 ========


3.  OTHER ASSETS:

As of July 18, 1998, other assets included deferred debt issuance costs of $19,369, net of accumulated amortization of $668. Such costs are being amortized over the term of the related debt (6 to 11 years).

4.  STOCK OPTIONS:

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options and awards. Under APB 25, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's common stock at the measurement date over the exercise price.

                  ADVANCE HOLDING CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS TWELVE AND TWENTY-EIGHT WEEK PERIODS ENDED JULY 18, 1998 AND JULY 12, 1997

5.  RECAPITALIZATION:

On April 15, 1998, the Company consummated its recapitalization pursuant to an Agreement and Plan of Merger dated March 4, 1998 (the Merger Agreement). In connection with the Merger, the Company's Board of Directors authorized a 12,500 to 1 split of the common stock and a change in the par value of the common stock from $100 to $.01 per share. The effects of the 12,500-to-one stock split have been retroactively applied to all common share information for all periods presented in these financial statements.

Pursuant to the Merger Agreement, AHC Corporation (AHC), a corporation controlled by an investment fund organized by Freeman Spogli & Co. Incorporated (FS&Co.), merged into the Company (the Merger), with the Company as the surviving corporation. In the Merger, a portion of the common stock and all of the preferred stock of the Company were converted into the right to receive in the aggregate approximately $351,000 in cash and certain stock options (see below). Certain shares representing approximately 14% of the outstanding Class A common stock remained outstanding upon consummation of the Merger. Immediately prior to the Merger, FS&Co. purchased approximately $80,500 of the common stock of AHC which was converted in the Merger into approximately 64% of the Company's outstanding common stock and Ripplewood Partners, L.P. and its affiliates (Ripplewood) purchased approximately $20,000 of the common stock of AHC which was converted in the merger into approximately 16% of the Company's outstanding common stock. In connection with the Merger, management purchased approximately $8,000, or approximately 6%, of the Company's outstanding common stock. The purchase of common stock by management resulted in stockholder subscription receivables. The notes provide for annual interest payments, at the prime rate, with the entire principal amount due in five years.

On April 15, 1998, the Company entered into a new bank credit facility that provides for (i) three senior secured term loan facilities in the aggregate amount of $250,000 and (ii) a secured revolving credit facility of up to $125,000. At the closing of the Merger, $125,000 was borrowed under one of the term loan facilities. On April 15, 1998, the Company also issued $200,000 of senior subordinated notes and approximately $60,000 of senior discount debentures. In connection with these transactions, the Company extinguished a substantial portion of its existing notes payable and long-term debt.

The Merger, the retirement of debt, borrowings under the new bank credit facility, the issuance of the senior discount debentures and the issuance of the senior subordinated notes collectively represent the "Recapitalization". The Company has accounted for the Recapitalization for financial reporting purposes as the sale of common stock, the issuance of debt, the redemption of common and preferred stock and the repayment of notes payable and long-term debt.

                  ADVANCE HOLDING CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS TWELVE AND TWENTY-EIGHT WEEK PERIODS ENDED JULY 18, 1998 AND JULY 12, 1997

The stock options received by the existing stockholders are for 500,000 shares of common stock. The stock options are fully vested, nonforfeitable and provide for a $10 per share exercise price, increasing $2.00 per share annually, through the expiration date of April 2005. The Company retained a reputable firm with expertise in valuing stock options to determine the fair value of these options as of April 15, 1998 (the valuation date). Based on their analysis, the fair value of the options is approximately $300 in the aggregate. The value of the options has been reflected as additional consideration for the shares of common stock repurchased in the Recapitalization.

Concurrent with the Recapitalization, the Company paid $11,500 in bonuses to certain employees, including executive officers. The Company also incurred $23,231 of Recapitalization related costs and fees, of which $19,951 has been recorded as deferred debt issuance costs, $775 has been recorded as a reduction of the proceeds from the sale of common stock and $2,505 has been expensed.

The employee bonuses and Recapitalization related expenses, primarily professional service fees, are presented as expenses associated with Recapitalization in the accompanying unaudited condensed consolidated statement of operations for the 12-week and 28-week periods ending July 18, 1998.

As of July 18, 1998, accrued expenses include $472 of accrued liabilities related to the Recapitalization, which include the Company's estimate of certain unpaid professional services.

In connection with the Recapitalization, FS&Co. and an affiliate of Ripplewood collectively received a $5,000 fee for negotiating the Recapitalization, advisory and consulting services, arranging financing and raising equity funding.

6.  STOCKHOLDERS AGREEMENT:

The Chairman of the Board and an affiliated trust (the Existing Stockholders), FS&Co., Ripplewood and the Company have entered into a Stockholders' Agreement (the Stockholders' Agreement). Under the Stockholders' Agreement, FS&Co., Ripplewood and the Existing Stockholders have the right to purchase their pro rata share of certain new issuances of common stock. In addition, the Stockholders' Agreement provides for restrictions on the transferability of the common stock of the Existing Stockholders and Ripplewood for a period of two years following the Recapitalization and, thereafter, for the following three-year period any transfers, with certain exceptions, are subject to a right of first offer in favor of FS&Co., provided that Ripplewood's obligation to make a first offer extends indefinitely. In addition, the Stockholders' Agreement provides that upon certain transfers by FS&Co. of its shares of common stock, the Existing Stockholders and Ripplewood will have the right to participate in such sales on a pro rata basis. If FS&Co. sells all of its common stock, Ripplewood and the Existing Stockholders will be obligated to sell all of their shares of common stock at the request of FS&Co.

                  ADVANCE HOLDING CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS TWELVE AND TWENTY-EIGHT WEEK PERIODS ENDED JULY 18, 1998 AND JULY 12, 1997

The Stockholders' Agreement further provides that FS&Co. will elect the existing Chairman of the Board to the Board of Directors, and the Existing Stockholders will elect nominees of FS&Co. Ripplewood has granted FS&Co. an irrevocable proxy to vote Ripplewood's common stock on all matters, expiring upon an initial public offering, but FS&Co. will nominate one director designated by Ripplewood. The Ripplewood director will agree to vote with the FS&Co. directors on all matters prior to an initial public offering. Pursuant to Stockholders' Agreement, the existing Chairman of the Board has certain approval rights with respect to major corporate transactions.

7.  LONG-TERM DEBT:

Long-term debt consists of the following:

                                                                                     JULY 18,        JANUARY 3,
                                                                                       1998            1998
                                                                                     ========        ==========
Senior Debt-
  Delayed draw facilities                                                            $      -         $      -
  Revolving facility                                                                        -                -
  Tranche B facility                                                                  125,000                -
  Revolving credit arrangements, interest payable monthly at variable rates
    (ranging from 6.1% to 6.5% in 1998), repaid in April 1998                               -           84,500
  Term note, interest payable monthly at variable rates (ranging from 6.4% to
    6.5% in 1998), repaid in April 1998                                                     -            6,667
  McDuffie County Authority taxable industrial development revenue bonds,
    interest at an adjustable rate (5.55% at July 18, 1998)                            10,000           10,000
Subordinated Debt-
  Subordinated notes payable, interest due semi-annually at 10.25% commencing
    on October 15, 1998, due April 2008                                               200,000                -
  Discount debentures, at 12.875%, due April 2009 (subordinate to substantially all other liabilities)
                                                                                       62,022                -
                                                                                    ---------         --------
            Total long-term debt                                                      397,022          101,167
                                                                                    ---------         --------
Less - current portion of long-term debt                                                    -           (1,000)
                                                                                    ---------         --------
Long-term debt, excluding current portion                                            $397,022         $100,167
                                                                                    =========         ========

                  ADVANCE HOLDING CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS TWELVE AND TWENTY-EIGHT WEEK PERIODS ENDED JULY 18, 1998 AND JULY 12, 1997

The terms of the McDuffie County Authority taxable industrial development revenue bonds remain unchanged from January 3, 1998, except that the letter of credit obtained in connection with the issuance of these bonds has been cancelled. The bonds are now secured by the letter of credit obtained in connection with the Revolving Credit Facility.

The delayed draw facilities, new revolving facility and Tranche B facility (New Credit Facility) are with a syndicate of banks. The New Credit Facility provides for the Company to borrow up to $375,000 in the form of senior secured credit facilities, consisting of (i) $50,000 senior secured delayed draw term loan facility (the Delayed Draw Facility I), (ii) $75,000 senior secured delayed draw term loan facility (the Delayed Draw Facility II) and, together with the Delayed Draw Facility I, (the Delayed Draw Facilities), (iii) a $125,000 Tranche B senior secured term loan facility (the Tranche B Facility), and (iv) a $125,000 senior secured revolving credit facility (the Revolving Facility). The Revolving Facility has a letter of credit sublimit of $25,000. Amounts available under the Delayed Draw Facilities and the Revolving Facility are subject to a borrowing base formula based on a specified percentage of the Company's eligible inventory.

The Delayed Draw Facilities mature April 2004. The Tranche B Facility matures in April 2006. These term facilities provide for nominal annual amortization in the first five years and amortization of $149.0 million in 2004, $60.0 million in 2005 and $30.0 million in 2006. The Revolving Facility will mature in April 2004.

Borrowings under the New Credit Facility are required to be prepaid, subject to certain exceptions, with (a) 50% of Excess Cash Flow (as defined), (b) the net cash proceeds of all asset sales or other dispositions of property (as defined),
(c) the net proceeds of issuances of debt obligations and, (d) the net proceeds of issuance of equity securities. Excess Cash Flow is defined as the excess of
(A) the sum of Store's (i) consolidated net income (excluding certain gains or losses and restricted payments made to its parent), (ii) depreciation, amortization and other non-cash charges, (iii) any decrease in Net Working Capital (as defined), (iv) increases in deferred revenues, and (v) proceeds of certain indebtedness incurred, over (B) the sum of (a) any non-cash gains, (b) any increases in Net Working Capital, (c) decreases in consolidated deferred revenues, (d) capital expenditures, and (e) repayments of indebtedness (subject to certain exceptions).

                  ADVANCE HOLDING CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS TWELVE AND TWENTY-EIGHT WEEK PERIODS ENDED JULY 18, 1998 AND JULY 12, 1997

For the first four fiscal quarters after April 1998, the interest rates under the Delayed Draw Facilities and the Revolving Facility are based, at the option of the Company, on either a eurodollar rate plus 2.25% per annum or a base rate plus 1.25% per annum. Thereafter, the interest rates under the Delayed Draw Facilities and the Revolving Facility will be determined by reference to a pricing grid that will provide for reductions in the applicable interest rate margins based on the trailing Total Debt to EBITDA ratio, as defined, of Advance Stores Company, Incorporated, a wholly-owned subsidiary (Stores). The initial margins will be 2.25% and 1.25% for eurodollar and base rate borrowings, respectively, and can step down to 1.75% and 0.75%, respectively, if Stores' Total Debt to EBITDA ratio is less than or equal to 4.00 to 1.00. The interest rate under the Tranche B Facility is based, at the option of the Company, on a eurodollar rate plus 2.5% or a base rate plus 1.5% (8.2% at July 18, 1998). A commitment fee of 0.50% per annum will be charged on the unused portion of the New Credit Facility.

The New Credit Facility is secured by substantially all of the assets of the Company. The New Credit Facility contains covenants restricting the ability of Stores and its subsidiaries to, among others, (i) declare dividends or redeem or repurchase capital stock (ii) prepay, redeem or purchase debt, (iii) incur liens or engage in sale-leaseback transactions, (iv) make loans and investments, (v) incur additional debt (including hedging arrangements), (vi) make capital expenditures, (vii) engage in mergers, acquisitions and asset sales, (viii) engage in transactions with affiliates, (ix) change the nature of the business conducted by the Company and its subsidiaries, (x) change the passive holding company status of Advance Holding Corporation and (xi) amend existing debt agreements. Stores is also required to comply with financial covenants with respect to (a) a maximum leverage ratio, (b) a minimum interest coverage ratio, and (c) a minimum retained cash earnings test.

The $200,000 Senior Subordinated Notes (the Notes) mature on April 15, 2008 and will bear interest at the rate of 10.25% per annum, payable semi-annually on April 15 and October 15 of each year, commencing October 15, 1998. The Notes are unsecured and are subordinate in right of payment to all existing and future Senior Debt. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after April 15, 2003 in cash at the redemption prices (as defined), plus accrued and unpaid interest and liquidated damages, if any, thereon to the date of redemption. In addition, at any time prior to April 15, 2001, the Company may redeem up to 35% of the initially outstanding aggregate principal amount of the Notes at a redemption price equal to 110.25% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, thereon to the date of redemption, with the net proceeds of one or more equity offerings; provided that, in each case, at least 65% of the initially outstanding aggregate principal amount of the Notes remains outstanding immediately after the occurrence of any such redemption; and provided further, that such redemption shall occur within 90 days of the date of the closing of such equity offering.

                  ADVANCE HOLDING CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS TWELVE AND TWENTY-EIGHT WEEK PERIODS ENDED JULY 18, 1998 AND JULY 12, 1997

Upon the occurrence of a change of control, (as defined), each holder of the Notes will have the right to require the Company to repurchase all or any part of such holder's Notes at an offering price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest and liquidated damages, if any, thereon to the date of purchase.

The Notes are guaranteed by a wholly-owned subsidiary of Stores, LARALEV, INC., which holds certain trademarks and tradenames and other intangible assets for which it receives royalty income from Stores. The Notes contain certain covenants that limit, among other things, the ability of Stores to incur additional indebtedness, issue preferred stock, pay dividends or certain other distributions, issue stock of subsidiaries, make certain investments, repurchase stock and certain indebtedness, create or incur liens, engage in transactions with affiliates, enter into new businesses and restrict Stores from engaging in certain mergers or consolidations and selling assets.

The Senior Discount Debentures (the Debentures) are due on April 15, 2009. Interest at 12.875% (computed on a semi-annual basis) is calculated from April 15, 1998. The Debentures will accrete at a rate of 12.875%, compounded semi-annually, to an aggregate principal amount of $112.0 million by April 15, 2003. Cash interest will not accrue on the Debentures prior to April 15, 2003. Commencing April 15, 2003, cash interest on the Debentures will accrue and be payable, at a rate of 12.875% per annum, semi-annually in arrears on each April 15 and October 15. As of July 18, 1998, the Debentures have been accreted by $2,005, with corresponding interest expense of $231 and $1,774 recognized in the twelve-week and twenty-eight week periods ended July 18, 1998, respectively.

The Debentures are redeemable at the option of the Company, in whole or in part, at any time on or after April 15, 2003, in cash at the redemption prices, plus accrued and unpaid interest and liquidated damages, (as defined), if any, thereon to the redemption date. In addition, at any time prior to April 15, 2001 the Company may, at its option, redeem up to 35% of the aggregate principal amount at maturity of the Debentures originally issued at a redemption price equal to 112.875% of the accredited value thereof, plus liquidated damages, if any, with the net cash proceeds of one or more equity offerings; provide that at least 65% of the original aggregate principal amount at maturity of the Debentures will remain outstanding immediately following each such redemption.

                  ADVANCE HOLDING CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS TWELVE AND TWENTY-EIGHT WEEK PERIODS ENDED JULY 18, 1998 AND JULY 12, 1997

Upon the occurrence of a change of control (as defined), each holder of the Debentures will have the right to require the Company to purchase the Debentures at a price in cash equal to 101% of the accreted value thereof plus liquidated damages, if any, thereon in the case of any such purchase prior to April 15, 2003, or 101% of the aggregate principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, thereon to the date of purchase in the case of any such purchase on or after April 15, 2003. The Company may not have any significant assets other than capital stock of the Stores (which is pledged to secure the Company's obligations under then New Credit Facility). As a result, the Company's ability to purchase all or any part of the Debentures upon the occurrence of a change in control will be dependent upon the receipt of dividends or other distributions from Stores or its subsidiaries. The New Credit Facility and the Senior Subordinated Notes have certain restrictions for Stores with respect to paying dividends and making any other distributions.

The Debentures are effectively subordinated to all of the Company's other liabilities. The Debentures contain certain covenants that, among other things, limit the ability of the Company to incur indebtedness, issue preferred stock, repurchase stock and certain indebtedness, engage in transactions with affiliates, create or incur certain liens, pay dividends or certain other distributions, make certain investments, enter into new business, sell stock of subsidiaries, sell assets and engage in certain mergers and consolidations.

                  ADVANCE HOLDING CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS TWELVE AND TWENTY-EIGHT WEEK PERIODS ENDED JULY 18, 1998 AND JULY 12, 1997

8.  STOCK OPTIONS:

The Company has adopted a senior executive stock option plan and an executive stock option plan (the Option Plans), which provide for the granting of either incentive stock options or non-qualified stock options to purchase shares of the Company's common stock to officers and key employees of the Company. All options will terminate on the seventh anniversary of the Option Agreement under which they were granted if not exercised prior thereto.

Shares available for grant under the senior executive and the executive stock option plans are 507,500 and 450,000, respectively as of July 18, 1998.

Three different types of options were granted pursuant to the Option Plans. Fixed Price Service Options will vest over a three year period in three equal installments beginning in fiscal 1999. Performance Options will be earned in installments based upon satisfaction of certain performance targets for the four year period ending in fiscal 2001. Variable Price Service Options will vest in equal annual installments over a two year period beginning in 1999, and have an exercise price that increases over time.

Total options outstanding at July 18, 1998, were as follows:

                                                                               INITIAL
                                                          NUMBER OF            EXERCISE
                                                            SHARES              PRICE
                                                         -----------           --------
Variable Price Service Options                               397,085              $10
Performance Options                                          397,085              $10
Fixed Price Service Options                                  104,580              $10
Other options (Note 5)                                       500,000              $10
                                                         -----------
                                                           1,398,750
                                                         -----------

Options exercisable at July 18, 1998, were 500,000.

The Company has elected to account for employee stock option grants under APB 25 and, at year-end, is required to provide pro forma disclosures of what net income would have been had the Company adopted the new fair value method for recognition purposes under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation". Under APB 25, the Company did not recognize compensation expense on the issuance of its stock options because the exercise price equaled the fair market value of the underlying stock on the grant date. Fair market value is determined by the Board of Directors. The fair market value, as determined by the Board, did not change from the grant date to July 18, 1998.

                  ADVANCE HOLDING CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS TWELVE AND TWENTY-EIGHT WEEK PERIODS ENDED JULY 18, 1998 AND JULY 12, 1997

9.  STOCKHOLDERS' (DEFICIT) EQUITY:

Changes in stockholders' (deficit) equity for the 28-week period ended July 18, 1998 are as follows:



                                         CLASS A COMMON STOCK     CLASS B COMMON STOCK     PREFERRED STOCK     ADDITIONAL
                                         --------------------     --------------------     ---------------
                                           SHARES     AMOUNT       SHARES      AMOUNT      SHARES    AMOUNT     PAID-IN
                                         ---------   --------     --------    --------     ------    ------     -------
Balance, January 3, 1998                  2,412,500      $ 19     21,875,000     $ 175     77,300     $ 773    $        -

Change in par value of common stock               -         5              -        44          -         -             -

Redemption of stock                        (662,500)       (7)   (21,875,000)     (219)   (77,300)     (773)            -

Issuance of Class A common stock,
 net of issuance costs of $775           10,853,300       109              -         -          -         -       107,654

Stockholder subscription receivables              -         -              -         -          -         -             -

Net income                                        -         -              -         -          -         -             -

Preferred dividend, $.80 per share                -         -              -         -          -         -             -
                                         ----------      ----     ----------    ------     ------    ------      --------
Balance, July 18, 1998                   12,603,800      $126              -    $    -          -    $    -      $107,654
                                         ==========      ====     ==========    ======     ======    ======      ========


                                         OUTSTANDING        STOCKHOLDER                RETAINED                  TOTAL
                                            STOCK           SUBSCRIPTION               EARNINGS                  EQUITY
                                           OPTIONS          RECEIVABLES         (ACCUMULATED DEFICIT)           (DEFICIT)
                                         -----------        ------------        ---------------------           ---------
Balance, January 3, 1998                   $       -            $   -                  $ 142,581                $ 143,548

Change in par value of common stock                -                -                        (49)                       -

Redemption of stock                              300                -                   (350,301)                (351,000)

Issuance of Class A common stock,                  -
net of issuance costs of $775                                       -                         -                   107,763

Stockholder subscription                           -           (2,615)                        -                    (2,615)
receivables

Net income                                         -                 -                     2,573                    2,573

Preferred dividend, $.80 per share                 -                 -                       (15)                     (15)
                                           ---------           -------                 ---------                ---------
Balance, July 18, 1998                     $     300           $(2,615)                $(205,211)               $ (99,746)
                                           =========           =======                 =========                =========

                  ADVANCE HOLDING CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS TWELVE AND TWENTY-EIGHT WEEK PERIODS ENDED JULY 18, 1998 AND JULY 12, 1997


10.  RELATED-PARTY TRANSACTIONS:

In April 1998, the Company sold its airplane to the Chairman of the Board, an existing stockholder, for its net book value of approximately $4,100, which approximated fair value.

11.  CONTINGENCIES:

The employment agreements which existed at January 3, 1998 have been terminated. The Company entered into new agreements that provide severance pay benefits under certain circumstances.

Three lawsuits were filed against the Company on July 28, 1998, for wrongful death relating to an automobile accident involving an employee of the Company. Management believes that the financial exposure is covered by insurance and, accordingly, believes that the ultimate resolution of these matters will not materially affect the Company's financial position or results of operations.

12.  SUBSEQUENT EVENT - ACQUISITION:

On August 16, 1998, the Company entered into an agreement and plan of merger with Sears, Roebuck and Co. (Sears) to acquire Western Auto Supply Company (Western), a wholly owned subsidiary of Sears. Western will be acquired by a newly formed, wholly owned subsidiary of Stores for $175,000 in cash and 11,474,606 shares of the Company's common stock. In connection with the transaction, the Company will sell 4,161,712 shares of common stock to certain current stockholders (after the Recapitalization) for $70,000 and Stores intends to incur up to $125,000 in debt financing. Upon consummation of the transaction, Sears will own approximately 40.6% of the Company's issued and outstanding common stock. The agreement may be terminated by mutual written agreement of the parties and is subject to certain regulatory filings and approvals.

The Company has received a commitment letter to amend and restate the existing credit facilities and related covenants (Note 7) for the effects of the acquisition.

Based on the sales price per share in connection with the sale of the 4,161,712 shares referred to above, the Company estimates that it will recognize compensation expense under its stock option plans (Note 8) of approximately $700, in the remainder of fiscal 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Advance Holding Corporation ("Holding") conducts all of its operations through its wholly-owned subsidiary, Advance Stores Company, Incorporated (the "Company"), the second largest retailer of automotive parts and accessories in the United States (based on store count) with 909 stores operating under the "Advance Auto Parts" name in 17 states as of July 18, 1998. Based on store count, the Company believes it is the largest automotive retailer in a majority of its markets. The Company serves the "do it yourself" market as well as the "do it for me" market through its commercial delivery program. The following discussion of the consolidated historical results of operations and financial condition of Holding should be read in conjunction with the consolidated financial statements of Holding and the notes thereto included elsewhere in this Form 10-Q. The following discussion and analysis covers periods before
completion of the Recapitalization, as described below.   Holding's first
quarter consists of 16 weeks and its second quarter consists of 12 weeks.

FORWARD LOOKING STATEMENTS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this quarterly report contain certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These statements include without limitation the words "believes," "anticipates," "intends," "expects," and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Holding and the Company or the retain industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

     These potential risks and uncertainties include, among others, the following: general economic and business conditions; Holding's and the Company's substantial leverage and debt service obligations; restrictions on Holding's and the Company's ability to pursue its business strategies imposed by restrictive loan covenants; changes in business strategy or development plans; competition; weather conditions; integration of Western Auto (as defined below); extent of the market demand for auto parts; availability of inventory supply; adequacy and perception of customer service, product quality and defect experience; availability of and ability to take advantage of vendor pricing programs and incentives; rate of new store openings; cannibalization of store sites; mix and types of merchandise sold; governmental regulation of products; new store development; performance of information systems; effectiveness of deliveries from distribution centers; ability to hire, train and retain qualified employees; and environmental risks. Forward-looking statements regarding revenues, EBITDA and EBITDAR are particularly subject to a variety of assumptions, some or all of which may not be realized. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. Holding disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

THE RECAPITALIZATION

     On April 15, 1998, Holding consummated its Recapitalization pursuant to an Agreement and Plan of Merger dated as of March 4, 1998. See Note 5 of Part I,
Item 1 for a detailed description of the Recapitalization.

RECENT DEVELOPMENTS

     On August 17, 1998, the Company and Holding entered into an agreement (the "Merger Agreement") to acquire Western Auto Supply Company ("Western Auto"), a Delaware corporation and wholly-owned subsidiary of Sears, Roebuck and Co. ("Sears"), for $175.0 million and approximately 40% of the Common Stock of
Holding (the "Acquisition").    The Merger Agreement provides that (i) Western
Auto be merged with and into a subsidiary of the Company, with such subsidiary to become the surviving corporation, (ii) the issued and outstanding shares of Western Auto be converted into the right to receive in the aggregate (a) $175.0 million and (b) 11,474,606 shares of Holding's Class A common stock, $.01 par value per share, constituting approximately 40% of the outstanding Common Stock of Holding. FS&Co., Ripplewood Partners, Nicholas F. Taubman and the Taubman Trust have committed to invest an additional $70.0 million in equity to fund a portion of the cash purchase price for Western Auto. The remainder of the cash purchase price and certain transaction costs will be funded though bank debt. After the Acquisition, Sears will have the right under an amended stockholders' agreement to designate three of the nine directors of Holding.

     Based in Kansas City, Missouri, Western Auto is a specialty retailer of automotive parts and accessories and also maintains an extensive wholesale dealer network. As of August 17, 1998, Western Auto operated 590 stores in the U.S. under the "Parts America" name and 40 stores primarily in Puerto Rico under the "Western Auto" name that provide service as well as parts sales.

     The combined entity will operate domestic retail stores under the "Advance Auto Parts" name in most markets. The wholesale dealer network and Puerto Rico stores will continue to operate primarily under the "Western Auto" banner. The Company and Western Auto together will operate over 1,500 retail stores in 36 states, Puerto Rico and the U.S. Virgin Islands and will supply through its wholesale distribution center nearly 800 "dealer" stores in 48 states.

     In connection with the Merger Agreement, at the request of the Company, Sears will attempt to sell the Parts America and Western Auto credit card portfolios to a third party buyer. The Company has agreed to participate in any losses incurred as a result of the sale, but its share of such losses will not exceed $10.0 million. The Acquisition is expected to close by year end, subject to certain regulatory approvals.

RESULTS OF OPERATIONS

     The following tables set forth the statement of operations data for Holding expressed in dollars and as a percentage of net sales for the periods indicated.

                                                    TWELVE WEEKS ENDED       TWENTY-EIGHT WEEKS ENDED
                                                       (UNAUDITED)                  (UNAUDITED)
                                                  ----------------------     ----------------------
                                                   JULY 12,     JULY 18,      JULY 12,     JULY 18,
                                                     1997        1998           1997        1998
                                                  ---------    ---------     ---------    ---------
                                                  (dollars in thousands)     (dollars in thousands)
Net sales                                          $196,729    $255,037       $435,880     $544,000
Cost of sales                                       121,338     156,448        268,198      332,825
                                                   --------    --------       --------     --------
Gross profit                                         75,391      98,589        167,682      211,175
Selling, general and administrative expenses         63,444      79,632        145,478      178,812
Expenses associated with Recapitalization                --          --             --       14,005
                                                   --------    --------       --------     --------
Operating profit                                     11,947      18,957         22,204       18,358
Interest expense                                      1,467      10,112          3,463       13,559
Other expense, net                                      102        (321)           203         (317)
Income tax expense                                    4,245       4,241          7,583        2,543
                                                   --------    --------       --------     --------
Income                                             $  6,133    $  4,925       $ 10,955     $  2,573
                                                  =========    ========       ========     ========


                                                    TWELVE WEEKS ENDED       TWENTY-EIGHT WEEKS ENDED
                                                       (UNAUDITED)                  (UNAUDITED)
                                                  ----------------------     ----------------------
                                                   JULY 12,     JULY 18,      JULY 12,     JULY 18,
                                                      1997        1998          1997         1998
                                                  ---------    ---------     ---------    ---------
Net sales                                             100.0%       100.0%        100.0%       100.0%
Cost of sales                                          61.7         61.3          61.5         61.2
                                                   --------     --------      --------     --------
Gross profit                                           38.3         38.7          38.5         38.8
Selling, general and administrative expenses           32.2         31.2          33.4         32.9
Expenses associated with Recapitalization                --           --            --          2.6
                                                   --------     --------      --------     --------
Operating profit                                        6.1          7.5           5.1          3.3
Interest expense                                        0.7          4.0           0.8          2.5
Other expense, net                                      0.1         (0.1)          0.1         (0.2)
Income tax expense                                      2.2          1.7           1.7          0.5
                                                   --------     --------      --------     --------
Income                                                  3.1%        1.9%          2.5%         0.5%
                                                   ========    ========       =======      =======

     Net sales consists primarily of comparable store net sales, last year store net sales, and new store net sales. New stores become part of the comparable store base on the first day of their second full fiscal year in operation.

     Holding's cost of goods sold includes merchandise costs and warehouse and distribution expenses. Gross profit as a percentage of net sales may be affected by variations in Holding's product mix, price changes in response to competitive factors and fluctuations in merchandise costs and vendor programs.

     Selling, general and administrative expenses are comprised of store payroll, store occupancy, net advertising expenses, other store expenses and general and administrative expenses, including salaries and related benefits of corporate employees, administrative office expenses, data processing, professional expenses and other related expenses.

Twelve Weeks Ended July 18, 1998 Compared to Twelve Weeks Ended July 12, 1997

     Net sales for the twelve weeks ended July 18, 1998 increased by $58.3 million, or 29.6%, to $255.0 million as compared to $196.7 million, for the comparable twelve weeks ended July 12, 1997. This increase was due to an increase in comparable store net sales of 9.4%, or $17.8 million, an increase in net sales from stores opened in fiscal 1997 of $27.3 million, the contribution of $13.2 million in net sales from stores opened in fiscal 1998. During the twelve weeks ended July 18, 1998, Holding opened 46 new stores, relocated two stores, and remodeled nine stores. As of July 18, 1998, Holding operated 909 stores as compared to 720 stores at July 12, 1997.

     Gross profit for the twelve weeks ended July 18, 1998 was $98.6 million, or 38.7% of net sales, compared with $75.4 million, or 38.3% of net sales, for the twelve weeks ended July 12, 1997. The increase in the gross profit percentage was primarily due to decreased warehouse and delivery expenses.

     Selling, general and administrative expenses, for the twelve weeks ended July 18, 1998, increased by $16.2 million, as compared to the twelve weeks ended July 12, 1997, and, as a percentage of net sales, decreased from 32.2% to 31.2%. This decrease, as a percent of sales, is due to the reduction in certain private company expenses which were eliminated after the Recapitalization and the elimination of an unusual medical claim which occurred in the twelve weeks ended July 12, 1997.

     Operating profit for the twelve weeks ended July 18, 1998 increased by $7.0 million, or 58.7% to $19.0 million, or 7.5% of net sales, as compared to $12.0 million, or 6.1% of net sales for the comparable twelve weeks ended July 12, 1997.

     Interest expense, for the twelve weeks ended July 18, 1998, was $10.1 million compared to $1.5 million for the twelve weeks ended July 12, 1997. The increase is due to increased debt associated with the Recapitalization and related higher interest rates.

     Income tax expense for the twelve weeks ended July 18, 1998 was $4.2 million as compared to $4.2 million for the twelve weeks ended July 12, 1997, with effective tax rates of 46.3% and 40.9%, respectively. This increase is the result of increased permanent adjustments and lower pretax earnings due to the Recapitalization.

     As a result of the above factors, Holding reported net income of $4.9 million, for the twelve weeks ended July 18, 1998, as compared to $6.1 million, for the twelve weeks ended July 12, 1997. As a percentage of sales, net income for the twelve weeks ended July 18, 1998 was 1.9% as compared to 3.1%, for the twelve weeks ended July 12, 1997.

Twenty-Eight Weeks Ended July 18, 1998 Compared to Twenty-Eight Weeks Ended July 12, 1997

     Net sales for the twenty-eight weeks ended July 18, 1998 increased by $108.1 million, or 24.8%, to $544.0 million as compared to $435.9 million, for the comparable twenty-eight weeks ended July 12, 1997. This increase was due to an increase in comparable store net sales of 6.4%, or $27.0 million, an increase in net sales from stores opened in fiscal 1997 of $62.8 million, the contribution of $19.1 million in net sales from stores opened in fiscal 1998, and a decrease in miscellaneous net sales of $0.8 million. During the twenty-eight weeks ended July 18, 1998, Holding opened 96 new stores, relocated four stores, remodeled 25 stores, and closed one store. As of July 18, 1998, Holding operated 909 stores as compared to 720 stores at July 12, 1997.

     Gross profit for the twenty-eight weeks ended July 18, 1998 was $211.2 million, or 38.8% of net sales, compared with $167.7 million, or 38.5% of net sales, for the twenty-eight weeks ended July 12, 1997. The increase in the gross profit percentage was primarily due to decreased warehouse and delivery expenses.

     Selling, general and administrative expenses, for the twenty-eight weeks ended July 18, 1998, increased by $33.3 million, as compared to the twenty-eight weeks ended July 12, 1997, and, as a percentage of net sales, decreased from 33.4% to 32.9%. This decrease, as a percent of sales, is due to the reduction in certain private company expenses which were eliminated after the Recapitalization and the elimination of an unusual medical claim which occurred in the twelve weeks ended July 12, 1997.

     As part of the Recapitalization, $14.0 million in expenses were incurred which related to the Recapitalization. This expense consisted of $11.5 million of bonuses paid to certain employees for past performances, $0.2 million in related employment taxes and $2.3 million for non-recurring expenses which consisted primarily of professional fees.

     Operating profit decreased from $22.2 million, or 5.1% of net sales to $18.4 million, or 3.3% of net sales for the comparable time period due to the expenses incurred with the Recapitalization. Excluding the $14.0 million in transaction expenses, operating profit increased by $10.2 million, or 45.8%, to $32.4 million, or, 5.9% of net sales, for the twenty-eight weeks ended July 18, 1998, compared to $22.2 million for the twenty-eight weeks ended July 12, 1997, due to the factors cited above.

     Interest expense, for the twenty-eight weeks ended July 18, 1998, was $13.6 million compared to $3.5 million for the twelve weeks ended July 12, 1997. The increase is due to increased debt associated with the Recapitalization and related higher interest rates.

     Income tax expense for the twenty-eight weeks ended July 18, 1998, was $2.5 million as compared to $7.6 million for the twenty-eight weeks ended July 12, 1997, with effective tax rates of 49.7% and 40.9%, respectively. This increase is the result of increased permanent adjustments and lower pretax earnings due to the Recapitalization.

     As a result of the above factors, net income of $2.6 million, for the twenty-eight weeks ended July 18, 1998, as compared to net income of 11.0 million, for the twenty-eight weeks ended July 12, 1997. As a percentage of sales, net income for the twenty-eight weeks ended July 18, 1998, was 0.5% as compared to net income of 2.5%, for the twenty-eight weeks ended July 12, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Holding's primary capital requirements have been the funding of its continued store expansion program, store relocations and remodels, inventory requirements, the construction and upgrading of distribution centers and the development and implementation of proprietary information systems. Holding has financed its growth through a combination of internally generated funds and borrowings.

     Holding's new stores require capital expenditures of approximately $120,000 per store and an inventory investment of approximately $400,000 per store. A substantial portion of these inventories are financed through vendor payables. Pre-opening expenses, consisting primarily of store set-up costs and training of new store employees, average approximately $25,000 per store and are expensed when incurred.

     Historically, Holding has negotiated extended payment terms from suppliers to finance inventory growth, and Holding believes that it will be able to continue financing much of its inventory growth through such extended payment terms. Holding anticipates that inventory levels will continue to increase primarily as a result of new store openings and increased SKU levels.

     For the twenty-eight weeks ended July 18, 1998, net cash provided by operating activities was $27.9 million, which consisted primarily of net working capital of $9.0 million, depreciation and amortization of $16.3 million, and net income of $2.6 million. Net cash used for investing activities was $21.9 million and consisted primarily of $26.0 million for capital expenditures offset by proceeds of $4.1 million from the sale of a corporate airplane. Net cash provided by financing activities was $23.3 million and was primarily the result of the Recapitalization. See "--The Recapitalization."

     Holding intends to fund the Acquisition with the issuance to Sears of 11,474,606 shares of Holding's Class A Common Stock, additional borrowings of $125.0 million under a new term loan facility under the Credit Facility and the sale of approximately $70.0 million of Holding Common Stock to existing stockholders of Holding. The new term loan facility will mature on April 15, 2006 and will have nominal amortization until 2004, with amortization of $30.0 million in 2004, $60.0 million in 2005 and $30.0 million in 2006.

     Holding believes it will have sufficient liquidity to fund its debt service obligations and implement its growth strategy over the next several years. As of July 18, 1998, Holding and the Company had outstanding indebtedness consisting of $62.0 million of Series A Debentures, $200.0 million of Senior Subordinated Notes, borrowings of $135.0 million under the Credit Facility and the IRB. The Senior Subordinated Notes bear interest at a rate of 10.25%, payable semiannually, and require no principal repayments until maturity. The $10.0 million principal amount IRB bears interest at a variable rate and requires no principal payments until maturity in November 2002. In addition to its operating cash flow, the Company has access to a total of $250.0 million through the Credit Facility. The Credit Facility provides for (i) a $125.0 million Tranche B term loan, which was made at the closing of the Recapitalization; (ii) a revolver with maximum borrowings of approximately $125.0 million, a minimal amount of which was drawn (including in connection with the replacement of outstanding letters of credit in the amount of approximately $2.0 million) in connection with the Recapitalization; and (iii) a $125.0 million delayed draw term loans, $50.0 million of which is available to the Company through October 15, 1999 and $75.0 million of which is available to the Company through April 15, 2001. The term loan facilities, other than the Tranche B term loan, will mature on the sixth anniversary of initial borrowing, and the Tranche B term loan will mature on the eighth anniversary of initial borrowing. Annual principal payments on the term loan facilities prior to the sixth anniversary of initial borrowing will be nominal; thereafter, required principal payments will be approximately $149.0 million in 2004, $60.0 million in 2005 and $30.0 million in 2006, assuming the term loan facilities have been fully borrowed. The revolving loan facility will mature on the sixth anniversary of initial borrowing. None of the delayed draw term loans have been drawn in connection with the Recapitalization. The loans under the Credit Facility are secured by a first priority security interest in substantially all tangible and intangible assets of the Company. Amounts available to the Company under the revolver and delayed draw term loans are subject to a borrowing base formula which is based on certain percentages of the Company's inventories. The Company intends to use borrowings under the revolver and delayed draw term loans for store expansion and funding of working capital. Borrowings under the Credit Facility are required to be prepaid, subject to certain exceptions, with (a) 50% of excess cash flow, (b) 100% of the net cash proceeds of all asset sales or other dispositions of property by the Company and its subsidiaries (including certain insurance and condemnation proceeds), subject to certain exceptions (including exceptions for (i) reinvestment of certain asset sale proceeds within 360 days of such sale and (ii) certain sale-leaseback transactions), (c) 100% of the net proceeds of issuances of debt obligations of the Company and its subsidiaries, and (d) 100% of the net proceeds of issuance of equity of the Company and its subsidiaries. Because increases in net working capital, capital expenditures and debt repayments are deducted in calculating excess cash flow, the Company does not anticipate that the prepayment obligation under the Credit Facility in respect thereof will have a material effect on its operating strategy. With respect to growth through acquisitions, the operation of this covenant may result in the application of cash resources for prepayments which would require the Company to secure additional equity or debt financing to fund an acquisition, but while no assurance can be given, the Company does not anticipate that this would have a material effect on its ability to finance acquisitions in the future.

     As a holding company, Holding relies on dividends from the Company as its primary source of liquidity. Holding does not have and in the future may not have any assets other than the capital stock of the Company. The ability of the Company to pay cash dividends to Holding when required is restricted by law and the terms of the Company's debt instruments, including the Credit Facility and the Senior Subordinated Notes. No assurance can be made that the Company will be able to pay cash dividends to Holding when required on the Series B Debentures.

     Holding's business is somewhat seasonal in nature, with the highest sales occurring in the spring and summer months. In addition, Holding's business is affected by weather conditions. While unusually heavy precipitation tends to soften sales as elective maintenance is deferred during such periods, extremely hot and cold weather tends to enhance sales by causing parts to fail.

YEAR 2000 CONVERSION

     A significant percentage of the software that runs most computers relies on two-digit date codes to perform computations and decision-making functions. Commencing on January 1, 2000, these computer programs may fail from an inability to interpret date codes properly, misinterpreting "00" as the year 1900 rather than 2000. Holding has completed the identification of all necessary internal software changes to ensure that it does not experience any loss of critical business functionality due to the Year 2000 issue. Holding has appointed an internal Year 2000 project manager and remediation team and has adopted a four phase approach of assessment, remediation, testing, and contingency planning. The scope of the project includes all internal software, hardware, operating systems, and assessment of risk to the business from vendors and other partners' Year 2000 issues. The assessment of all internal systems has been completed, the remediation and testing phases are in progress, and contingency planning for certain information technology systems has begun. Holding believes that this approach of assessment (including prioritization by business risk), remediation (including conversions to new software), testing of necessary changes, and contingency planning will minimize the business risk of Year 2000 from internal systems.

     Holding is utilizing internal and external resources to correct, replace, and test its software for Year 2000 compliance and plans to complete the Year 2000 project no later than June 30, 1999. The total cost of the Year 2000 project is estimated at $3.7 million. Of the total project cost, approximately $1.0 million represents the purchase of new software and hardware which will be capitalized. The remaining will be expensed as incurred during 1998 and 1999. As of the end of Holding's second quarter, Holding has spent approximately $0.9 million on the Year 2000 project.

     Ongoing communications have been established with almost all vendors and other partners to monitor their progress in resolving Year 2000 issues, most of which Holding believes, are making substantial progress. However, Holding cannot guarantee that Year 2000 related systems issues of its business partners will be corrected in a timely manner or that the failure of its business partners to correct these issues would not have a material adverse effect.

     Holding has already begun to develop contingency plans in the event a business interruption caused by Year 2000 problems should occur. For certain, but not all, information technology systems, contingency plans are in place. Elements of Holding's contingency plans will include: switching of vendors, back-up systems that do not rely on computers, and the stockpiling of certain products in the months before the Year 2000.

     The cost and time estimated for the Year 2000 project are based on Holding's best estimates. There can be no guarantee that these estimates will be achieved and that planned results will be achieved. Risks include, but are not limited to, the retention of internal and external resources dedicated to the project, the timely delivery of software corrections from external vendors, and the successful completion of key business partners' Year 2000 projects.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Not Applicable.

                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On November 5, 1997, Joe C. Proffitt, Jr. on behalf of himself and all others in the States of Alabama, California, Georgia, Kentucky, Michigan, North Carolina, Ohio, South Carolina, Tennessee, Texas, Virginia and West Virginia who purchased batteries from the Company from November 1, 1991 to November 5, 1997, filed a class action complaint and motion of class certification against the Company in the circuit court for Jefferson County, Tennessee at Dandridge, alleging the sale by the Company of used, old or out-of-warranty automotive batteries as new. The complaint seeks compensatory and punitive damages.

     An appeal has been taken in connection with the November 1996 and the October 1997 decisions in a federal district court restricting the Company from opening stores under the "Advance Auto Parts" name in a single county in Kentucky. In addition, the court granted summary judgment in favor of the Company in connection with various infringement and unfair competition claims brought by the appellant. The appellant is seeking to overturn parts of the court's decisions regarding the appellant's inability to cancel two of the Company's trademark registrations and to obtain relief on the infringement and unfair competition claims.

     The Company currently and from time to time is involved in litigation incidental to the conduct of its business. The damages claimed against the Company in some of these litigations are substantial. Although the amount of liability that may result from these matters cannot be ascertained, the Company does not currently believe that, in the aggregate they will result in liabilities material to the Company's consolidated financial condition, results of operations or cash flow.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.1  Financial Data Schedule

     (b)  Reports on Form 8-K

          None.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ADVANCE HOLDING CORPORATION,
                              a Virginia corporation


September 1, 1998             By:  /s/ J. O'Neil Leftwich
                                   ----------------------
                                   J. O'Neil Leftwich
                                   Chief Financial Officer
                                   (Duly Authorized Officer and Principal
                                   Financial Officer)