Form 10-Q
period 1998-10-10
ADVANCE HOLDING CORP
filed 1998-11-24
CIK 1061889

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                                   Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended October 10, 1998
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period from __________ to __________

                      Commission file number - 333-56031

                           ------------------------


                          ADVANCE HOLDING CORPORATION
            (Exact name of registrant as specified in its charter)

                           ------------------------


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

Yes [_] No [_]

         The number of shares of Class A Common Stock, par value $.01 per share, outstanding was 12,603,800 as of October 31, 1998. There were no outstanding shares of Class B Common Stock, par value $.01 per share, as of October 31, 1998.

================================================================================

                 ADVANCE HOLDING CORPORATION AND SUBSIDIARIES

                      Twelve Weeks Ended October 10, 1998

                               TABLE OF CONTENTS

                                                                                                              Page
                                                                                                              ----
PART I.   FINANCIAL INFORMATION

          Item 1.   Condensed Consolidated Financial Statements of Advance Holding Corporation
                    and Subsidiaries (Unaudited)

                    Condensed Consolidated Balance Sheets as of October 10, 1998 and
                    January 3, 1998 ........................................................................    1

                    Condensed Consolidated Statements of Income for the Twelve Weeks
                    Ended October 10, 1998 and October 4, 1997 and for the Forty
                    Weeks Ended October 10, 1998 and October 4, 1997........................................    2

                    Condensed Consolidated Statements of Cash Flows for the
                    Forty Weeks Ended October 10, 1998 and October 4, 1997..................................    3

                    Notes to Unaudited Condensed Consolidated Financial Statements..........................    5

          Item 2.   Management's Discussion and Analysis of Financial Condition and
                    Results of Operations...................................................................   14

          Item 3.   Quantitative and Qualitative Disclosures About Market Risks.............................   20

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings.......................................................................   21

          Item 2.   Changes in Securities and Use of Proceeds...............................................   21

          Item 3.   Defaults Upon Senior Securities.........................................................   21

          Item 4.   Submission of Matters to a Vote of Security Holders.....................................   21

          Item 5.   Other Information.......................................................................   21

          Item 6.   Exhibits and Reports on Form 8-K........................................................   21

SIGNATURE...................................................................................................  S-1

                 ADVANCE HOLDING CORPORATION AND SUBSIDIARIES

 Condensed Consolidated Balance Sheets -- October 10, 1998 and January 3, 1998
                            (dollars in thousands)

                                                                                     OCTOBER 10,      JANUARY 3,
                                      ASSETS                                             1998            1998
                                                                                    --------------  ---------------
                                                                                     (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents......................................................    $   38,408          15,463
   Marketable securities..........................................................            --           2,025
   Receivables, primarily from vendors............................................        23,590          19,108
   Trade receivables..............................................................         5,672           3,359
   Inventories....................................................................       363,113         280,267
   Prepaid expenses and other current assets......................................         9,603           2,895
   Refundable income taxes........................................................           220           1,765
                                                                                      ----------       ---------
      Total current assets........................................................       440,606         324,882
Property and equipment, net of accumulated amortization and depreciation of
   $96,260 and $77,940............................................................       146,881         134,896
Other assets, net of accumulated amortization of $1,254 and $0....................        22,330           2,054
                                                                                      ----------       ---------
                                                                                      $  609,817       $ 461,832
                                                                                      ==========       =========

                  LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
   Bank overdrafts................................................................    $       --       $   6,970
   Borrowings secured by trade receivables........................................         5,672           3,359
   Notes payable and current portion of long-term debt............................            --           3,959
   Current portion of deferred revenue............................................         2,256           1,530
   Accounts payable...............................................................       217,415         157,096
   Accrued expenses...............................................................        62,270          27,718
   Deferred income taxes..........................................................         2,909           3,110
                                                                                      ----------       ---------
      Total current liabilities...................................................       290,522         203,742
                                                                                      ----------       ---------
Long-term debt....................................................................       398,796         100,167
                                                                                      ----------       ---------
Deferred revenue..................................................................         1,638             693
                                                                                      ----------       ---------
Deferred income taxes.............................................................        12,986          12,839
                                                                                      ----------       ---------
Post-retirement benefits..........................................................         1,198             843
                                                                                      ----------       ---------

STOCKHOLDERS' (DEFICIT) EQUITY:
   8% noncumulative, nonvoting preferred stock, $10 par value, redeemable by the
      Company at par; liquidation value at par; 100,000 shares authorized;
      77,300 shares issued and outstanding at January 3, 1998.....................            --             773
   Common stock, Class A, voting, $.01 par value; 62,500,000 shares authorized;
      12,603,800 and 2,412,500 issued and outstanding.............................           126              19
   Common stock, Class B, nonvoting, $.01 par value; 437,500,000 shares
      authorized; 0 and 21,875,000 shares issued and outstanding..................            --             175
   Additional paid-in capital.....................................................       107,654              --
   Stockholder subscription receivables...........................................        (2,528)             --
   Outstanding stock options......................................................         3,731              --
   Unamortized stock option compensation..........................................        (3,188)             --
   (Accumulated deficit) retained earnings........................................      (201,118)        142,581
                                                                                      ----------       ---------
      Total stockholders' (deficit) equity........................................       (95,323)        143,548
                                                                                      ----------       ---------
                                                                                      $  609,817       $ 461,832
                                                                                      ==========       =========

                 ADVANCE HOLDING CORPORATION AND SUBSIDIARIES

                  Condensed Consolidated Statements of Income
For the Twelve and Forty Week Periods Ended October 10, 1998 and October 4, 1997
                            (dollars in thousands)
                                  (Unaudited)

                                                          Twelve Week Period Ended     Forty Week Period Ended
                                                          -------------------------  ---------------------------
                                                          October 10,   October 4,   October 10,    October 4,
                                                             1998          1997          1998          1997
                                                          -----------  ------------  ------------  -------------
Net sales............................................     $   258,839  $    206,409  $    802,839  $     642,289
Cost of sales........................................         160,464       128,692       493,289        396,890
                                                          -----------  ------------  ------------  -------------
      Gross profit...................................          98,375        77,717       309,550        245,399
Selling, general, and administrative expenses........          81,205        67,406       260,017        212,884
Expenses associated with recapitalization............             225          --          14,230           --
                                                          -----------  ------------  ------------  -------------
      Operating income...............................          16,945        10,311        35,303         32,515
                                                          -----------  ------------  ------------  -------------
Other income (expense):
   Interest expense..................................         (10,116)       (1,190)      (23,675)        (4,653)
   Other.............................................             543           (94)          860           (297)
                                                          -----------  ------------  ------------  -------------
      Total other expense, net.......................          (9,573)       (1,284)      (22,815)        (4,950)
                                                          -----------  ------------  ------------  -------------
Income before income taxes...........................           7,372         9,027        12,488         27,565
Income tax expense...................................           3,279         3,692         5,822         11,275
                                                          -----------  ------------  ------------  -------------
Net income...........................................     $     4,093  $      5,335  $      6,666  $      16,290
                                                          ===========  ============  ============  =============

                 ADVANCE HOLDING CORPORATION AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
     For the Forty Week Periods Ended October 10, 1998 and October 4, 1997
                            (dollars in thousands)
                                  (Unaudited)

                                                                                     Forty Week Period Ended
                                                                                -----------------------------------
                                                                                October 10, 1998    October 4, 1997
                                                                                ----------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...............................................................        $    6,666         $    16,290
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization of property and equipment...............            19,993              16,328
     Loss on sale of property and equipment................................               100                 275
     Amortization of deferred debt issuance costs..........................             1,399                  --
     Amortization of bond discount.........................................             3,779                  --
     Amortization of stock option compensation.............................               243                  --
     (Benefit from) provision for deferred income taxes....................               (54)              1,647
     Net periodic postretirement benefit expense, net of payments made.....               355                 307
     Sales (purchases) of marketable securities............................             2,025                (137)
     Net (increase) decrease in:
       Receivables, primarily from vendors.................................            (4,482)              1,937
       Trade receivables...................................................            (2,313)                 --
       Inventories.........................................................           (82,846)            (40,617)
       Prepaid expenses and other assets...................................            (7,429)             (2,847)
       Refundable income taxes.............................................             1,545                  --
     Net increase in:
       Accounts payable....................................................            60,319              35,909
       Accrued expenses....................................................            33,213              12,655
                                                                                   ----------         -----------
          Net cash provided by operating activities........................            32,513              41,747
                                                                                   ----------         -----------

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchases of property and equipment......................................           (36,234)            (29,749)
  Proceeds from sale of property and equipment.............................             4,156                 132
                                                                                   ----------         -----------
          Net cash used in investing activities............................           (32,078)            (29,617)
                                                                                   ----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in bank overdrafts..............................................            (6,970)             (2,461)
  Net repayments under notes payable.......................................            (2,959)               (299)
  Proceeds from issuance of long-term debt.................................            11,500              35,500
  Payments on long-term debt...............................................          (102,667)            (44,833)
  Borrowings under new credit facilities...................................           385,017                  --
  Payment of debt issuance costs...........................................           (20,297)                 --
  Proceeds from issuance of Class A Common Stock...........................           105,148                  --
  Payment for redemption of preferred and common stock.....................          (351,000)                 --

                                                     Continued on following page

                                                                                     Forty Week Period Ended
                                                                                -----------------------------------
                                                                                October 10, 1998    October 4, 1997
                                                                                ----------------    ---------------
  Other....................................................................             4,738                  (4)
                                                                                   ----------         -----------
          Net cash provided by (used in) financing activities..............            22,510             (12,097)
                                                                                   ----------         -----------
Net increase in cash and cash equivalents..................................            22,945                  33
Cash and cash equivalents at beginning of period...........................            15,463              14,833
                                                                                   ----------         -----------
Cash and cash equivalents at end of period.................................        $   38,408         $    14,866
                                                                                   ==========         ===========
Supplemental cash flow information:
  Interest paid............................................................        $   10,118         $     4,495
                                                                                   ==========         ===========
  Income taxes paid, net of refunds received...............................        $    2,850         $     8,666
                                                                                   ==========         ===========

NON-CASH TRANSACTIONS:
  Debt issuance and acquisition costs accrued at October 10, 1998..........        $    1,339         $        --
                                                                                   ==========         ===========
  Loans receivable related to issuance of common stock.....................        $    2,528         $        --
                                                                                   ==========         ===========
  Stock options issued for redemption of stock.............................        $      300         $        --
                                                                                   ==========         ===========

                 Advance Holding Corporation and Subsidiaries
        Notes to Unaudited Condensed Consolidated Financial Statements Twelve and Forty Week Periods Ended October 10, 1998 and October 4,1997
                 (dollars in thousands, except per share data)
                                  (unaudited)


1.   Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements include the accounts of Advance Holding Corporation and its wholly owned subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

     The condensed consolidated balance sheet as of October 10, 1998, and the condensed consolidated statements of income for the 12-week and 40-week periods ended October 10, 1998 and October 4, 1997, and the statements of cash flows for the 40-week periods ended October 10, 1998 and October 4, 1997 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

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

     The results of operations for the 12-week and 40-week periods are not necessarily indicative of the operating results to be expected for the full fiscal year.

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

                                                   October 10,      January 3,
                                                       1998            1998
                                                   -----------     -----------
     Replacement cost..........................    $   360,763     $   280,267
     Reserve to state inventories at LIFO......          5,374           2,274
                                                   -----------     -----------
     Inventories at LIFO.......................        366,137         282,541
     Other reserves............................         (3,024)         (2,274)
                                                   -----------     -----------
                                                   $   363,113     $   280,267
                                                   ===========     ===========

     As of October 10, 1998 and January 3, 1998 replacement cost approximates cost using the first-in, first-out (FIFO) method.

3.   Other Assets:

     As of October 10, 1998, other assets include deferred debt issuance costs of $20,286. Such costs are being amortized over the term of the related debt (6 to 11 years). Other assets also include certain transaction costs of $1,235 relating to the acquisition (Note 12).

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

5.   Recapitalization:

     On April 15,1998, the Company consummated its recapitalization pursuant to an Agreement and Plan of Merger dated March 4, 1998 (the Merger Agreement). In connection with the Merger, the Company's Board of Directors authorized a 12,500 to 1 split of the common stock and a change in the par value of the common stock from $100 to $.01 per share. The effects of the 12,500-to-one stock split have been retroactively applied to all common share information for all periods presented in these financial statements.

     Pursuant to the Merger Agreement, AHC Corporation (AHC), a corporation controlled by an investment fund organized by Freeman Spogli & Co. Incorporated (FS&Co.), merged into the Company (the Merger), with the Company as the surviving corporation. In the Merger, a portion of the common stock and all of the preferred stock of the Company were converted into the right to receive in the aggregate approximately $351,000 in cash and certain stock options (see below). Certain shares representing approximately 14% of the outstanding Class A common stock remained outstanding upon consummation of the Merger. Immediately prior to the Merger, FS&Co. purchased approximately $80,500 of the common stock of AHC, which was converted in the Merger into approximately 64% of the Company's outstanding common stock, and Ripplewood Partners, L.P. and its affiliates (Ripplewood) purchased approximately $20,000 of the common stock of A.C., which was converted in the merger into approximately 16% of the Company's outstanding common stock. In connection with the Merger, management purchased approximately $8,000, or approximately 6%, of the Company's outstanding common stock. The purchase of common stock by management resulted in stockholder subscription receivables. The notes provide for annual interest payments, at the prime rate, with the entire principal amount due in five years.

     On April, 15, 1998, the Company entered into a new bank credit facility that provides for (i) three senior secured term loan facilities in the aggregate amount of $250,000 and (ii) a secured revolving credit facility of up to $125,000. At the closing of the Merger, $125,000 was borrowed under one of the term loan facilities. On April 15, 1998, the Company also issued $200,000 of senior subordinated notes and approximately $60,000 of senior discount debentures. In connection with these transactions, the Company extinguished a substantial portion of its existing notes payable and long-term debt.

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

     Concurrent with the Recapitalization, the Company paid $11,500 in bonuses to certain employees, including executive officers. The Company also incurred $23,706 of Recapitalization related costs and fees, of which $20,201 has been recorded as deferred debt issuance costs, $775 has been recorded as a reduction of the proceeds from the sale of common stock and $2,730 has been expensed.

     The employee bonuses and Recapitalization related expenses, primarily professional service fees, are presented as expenses associated with Recapitalization in the accompanying unaudited condensed consolidated statement of operations for the 12-week and 40-week periods ending October 10, 1998.

     As of October 10, 1998, accrued expenses include $740 of accrued liabilities related to the Recapitalization, which include the Company's estimate of certain unpaid professional services, and $986 of accrued liabilities for certain transaction costs relating to the acquisition (Note 12).

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

7.   Long-term Debt:

     Long-term debt consists of the following:

                                                                                               October 10,      January 3,
                                                                                                   1998           1998
                                                                                               ------------    ------------
SENIOR DEBT:
  Delayed draw facilities.................................................................     $      --       $      --
  Revolving facility......................................................................            --              --
  Tranche B facility......................................................................       125,000              --
  Revolving credit arrangements, interest payable monthly at variable rates (ranging
   from 6.1% to 6.5% in 1998), repaid in April 1998.......................................            --          84,500
  Term note, interest payable monthly at variable rates (ranging from 6.4% to 6.5% in
   1998), repaid in April 1998............................................................            --           6,667
  McDuffie County Authority taxable industrial development revenue bonds, interest at
   an adjustable rate (5.45% at October 10, 1998).........................................        10,000          10,000

SUBORDINATED DEBT:
  Subordinated notes payable, interest due semi-annually at 10.25%, commencing on
   October 15, 1998, due April 2008.......................................................       200,000              --
  Discount debentures, at 12.875%, due April 2009 (subordinate to substantially all
   other liabilities).....................................................................        63,796              --
                                                                                               ---------       ---------
     Total long-term debt.................................................................       398,796         101,167
Less -- Current portion of long-term debt.................................................            --          (1,000)
                                                                                               ---------       ---------
Long-term debt, excluding current portion.................................................     $ 398,796       $ 100,167
                                                                                               =========       =========

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

     Borrowings under the New Credit Facility are required to be prepaid, subject to certain exceptions, with (a) 50% of Excess Cash Flow (as defined),
(b) the net cash proceeds of all asset sales or other dispositions of property (as defined), (c) the net proceeds of issuances of debt obligations and, (d) the net proceeds of issuance of equity securities. Excess Cash Flow is defined as the excess of (A) the sum of Advance Stores Company, Incorporated's (Stores) (i) consolidated net income (excluding certain gains or losses and restricted payments made to its parent), (ii) depreciation, amortization and other non-cash charges, (iii) any decrease in Net Working Capital (as defined), (iv) increases in deferred revenues, and (v) proceeds of certain indebtedness incurred, over
(B) the sum of (a) any non-cash gains, (b) any increases in Net Working Capital,
(c) decreases in consolidated deferred revenues, (d) capital expenditures, and
(e) repayments of indebtedness (subject to certain exceptions).

     For the first four fiscal quarters after April 1998, the interest rates under the Delayed Draw Facilities and the Revolving Facility are based, at the option of the Company, on either a eurodollar rate plus 2.25% per annum or a base rate plus 1.25% per annum. Thereafter, the interest rates under the Delayed Draw Facilities and the Revolving Facility will be determined by reference to a pricing grid that will provide for reductions in the applicable interest rate margins based on the trailing Total Debt to EBITDA ratio, as defined, of Stores. The initial margins will be 2.25% and 1.25% for eurodollar and base rate borrowings, respectively, and can step down to 1.75% and 0.75%, respectively, if Stores' Total Debt to EBITDA ratio is less than or equal to 4.00 to 1.00. The interest rate under the Tranche B Facility is based, at the option of the Company, an a eurodollar rate plus 2.5% or a base rate plus 1.5% (8.125% at October 10, 1998). A commitment fee of 0.50% per annum will be charged on the unused portion of the New Credit Facility.

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

     The $200,000 Senior Subordinated Notes (the Notes) mature on April 15, 2008 and will bear interest at the rate of 10.25 % per annum, payable semi-annually on April 15 and October 15 of each year, commencing October 15, 1998. The Notes are unsecured and are subordinate in right of payment to all existing and future Senior Debt. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after April 15, 2003 in cash at the redemption prices (as defined), plus accrued and unpaid interest and liquidated damages, if any, thereon to the date of redemption. In addition, at any time prior to April 15, 2001, the Company may redeem up to 35% of the initially outstanding aggregate principal amount of the Notes at a redemption price equal to 110.25% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, thereon to the date of redemption, with the net proceeds of one or more equity offerings; provided that, in each case, at least 65% of the initially outstanding aggregate principal amount of the Notes remains outstanding immediately after the occurrence of any such redemption; and provided further, that such redemption shall occur within 90 days of the date of the closing of such equity offering.

     Upon the occurrence of a change of control, (as defined), each holder of the Notes will have the right to require the Company to repurchase all or any part of such holder's Notes at an offering price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest and liquidated damages, if any, thereon to the date of purchase.

     The Notes are guaranteed by a wholly owned subsidiary of Stores, LARALEV, INC., which holds certain trademarks and tradenames and other intangible assets, for which it receives royalty income from Stores. The Notes contain certain covenants that limit, among other things, the ability of Stores to incur additional indebtedness, issue preferred stock, pay dividends or certain other distributions, issue stock of subsidiaries, make certain investments, repurchase stock and certain indebtedness, create or incur liens, engage in transactions with affiliates, enter into new businesses and restrict Stores from engaging in certain mergers or consolidations and selling assets.

     The Senior Discount Debentures (the Debentures) are due on April 15, 2009. Interest at 12.875% (computed on a semi-annual basis) is calculated from April 15,1998. The Debentures will accrete at a rate of 12.875%, compounded semi-annually, to an aggregate principal amount of $112.0 million by April 15, 2003. Cash interest will not accrue on the Debentures prior to April 15, 2003. Commencing April 15, 2003, cash interest on the Debentures will accrue and be payable, at a rate of 12.875% per annum, semi-annually in arrears on each April 15 and October 15. As of October 10, 1998, the Debentures have been accreted by $1,774 and $3,779 in the twelve week and forty week periods ended October 10, 1998, respectively.

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

     Upon the occurrence of a change of control (as defined), each holder of the Debentures will have the right to require the Company to purchase the Debentures at a price in cash equal to 101% of the accreted value thereof plus liquidated damages, if any, thereon in the case of any such purchase prior to April 15, 2003, or 101% of the aggregate principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, thereon to the date of purchase in the case of any such purchase on or after April 15, 2003. The Company may not have any significant assets other than capital stock of Stores (which is pledged to secure the Company's obligations under then New Credit Facility). As a result, the Company's ability to purchase all or any part of the Debentures upon the occurrence of a change in control will be dependent upon the receipt of dividends or other distributions from Stores or its subsidiaries. The New Credit Facility and the Senior Subordinated Notes have certain restrictions for Stores with respect to paying dividends and making any other distributions.

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

     Shares available for grant under the senior executive and the executive stock option plans are 507,500 and 450,000, respectively as of October 10, 1998.

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

     Total options outstanding at October 10, 1998, were as follows:

                                                         Number of Shares         Initial Exercise Price
                                                       ---------------------      ----------------------
          Variable Price Service Options..........            397,085                     $10
          Performance Options.....................            397,085                     $10
          Fixed Price Service Options.............            104,580                     $10
          Other options (Note 5)..................            500,000                     $10
                                                       ---------------------
                                                            1,398,750
                                                       =====================

     Options exercisable at October 10, 1998, were 500,000.

     The Company has elected to account for employee stock option grants under APB 25 and, at year-end, is required to provide pro forma disclosures of what net income would have been had the Company adopted the new fair value method for recognition purposes under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation". Under APB 25, the Company did not recognize compensation expense on the issuance of its stock options because the exercise price equaled the fair market value of the underlying stock on the grant date. Fair market value is determined by the Board of Directors. The fair market value of the stock changed to $16.82 per share in August 1998 based upon the commitment from stockholders of the Company to purchase certain shares in connection with the acquisition (Note 12). The excess of the fair market value per share over the exercise price per share for the Performance Options and Variable Price Service Options is recorded as outstanding stock options and unamortized stock option compensation in stockholders' (deficit) equity. This compensation is amortized to expense over the vesting periods. Compensation expense related to these options of $243 is included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the twelve week and forty week periods ended October 10, 1998.

9.   STOCKHOLDERS' (DEFICIT) EQUITY:

     Changes in stockholders' (deficit) equity for the 40-week period ended October 10, 1998 are as follows:

                                                Class A Common          Class B Common
                                                     Stock                   Stock               Preferred Stock      Additional
                                             ---------------------   --------------------    ----------------------    Paid-in
                                               Shares      Amount       Shares     Amount       Shares       Amount    Capital
                                             ----------   --------   -----------  --------   ------------  --------   ---------
Balance, January 3, 1998.................     2,412,500     $ 19      21,875,000    $ 175          77,300     $ 773   $      --

Change in par value of
 common stock............................            --        5             --        44             --         --          --

Redemption of stock......................      (662,500)      (7)    (21,875,000)    (219)        (77,300)     (773)         --

Issuance of Class A common
 stock, net of issuance costs
 of $775.................................    10,853,800      109              --       --              --        --     107,654

Stockholder subscription
 receivables.............................            --       --              --       --              --        --          --

Unamortized stock option compensation....            --       --              --       --              --        --          --

Amortization of stock option
 compensation............................            --       --              --       --              --        --          --

Net income...............................            --       --              --       --              --        --          --


Preferred dividend, $.80 per
 share...................................            --       --              --       --              --        --          --
                                             ----------   --------   -----------  --------   ------------  --------   ---------
Balance, October 10, 1998................    12,603,800     $126              --    $  --              --     $  --   $ 107,654

                                             ==========   ========   ===========  ========   ============  ========   =========

                                                                                            Retained
                                             Stockholder                    Unamortized     Earnings       Total
                                             Subscription    Outstanding   Stock Option   (Accumulated     Equity
                                             Receivables    Stock Options  Compensation      Deficit)    (Deficit)
                                             ------------   -------------  ------------   ------------   ---------
Balance, January 3, 1998.................    $    --        $   --         $    --        $  142,581     $  143,548

Change in par value of
 common stock............................         --            --              --               (49)            --

Redemption of stock......................         --           300              --          (350,301)      (351,000)

Issuance of Class A common
 stock, net of issuance costs
 of $775.................................         --            --              --                --        107,763

Stockholder subscription
 receivables.............................     (2,528)           --                                --         (2,528)

Unamortized stock option compensation....         --         3,431          (3,431)               --             --

Amortization of stock option
 compensation............................         --            --             243                --            243

Net income...............................         --            --              --             6,666          6,666

Preferred dividend, $.80 per

 share...................................         --            --              --               (15)           (15)

                                             -------        ------         -------        ----------     ----------
Balance, October 10, 1998................    $(2,528)       $3,731         $(3,188)       $ (201,118)    $  (95,323)
                                             =======        ======         =======        ==========     ==========

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

12.  SUBSEQUENT EVENT - ACQUISITION:

     On August 17, 1998, the Company entered into an agreement and plan of merger with Sears, Roebuck and Co. (Sears) to acquire Western Auto Supply Company (Western), a wholly owned subsidiary of Sears. Western was acquired on November 2, 1998, by a newly formed, wholly owned subsidiary of Stores for $175,000 in cash and 11,474,606 shares of the Company's common stock. In connection with the transaction, the Company sold 4,161,712 shares of common stock to certain current stockholders (after the Recapitalization) for $70,000 and the Company borrowed $90,000 under a new senior credit facility with substantially the same terms as the current Tranche B facility. The remainder of the $175,000 was funded through cash on hand. The Company estimates it will incur transaction related costs of approximately $10,000. As a result of the transaction, Sears owns approximately 40.6% of the Company's issued and outstanding common stock. The newly formed, wholly owned subsidiary will become a full and unconditional, joint and several guarantor of the subordinated notes and bank credit facilities.

     Under the terms of a shared services agreement, Sears will provide certain services to the Company, including payroll and payable processing, among other services, until such activities are transitioned to the Company, which the Company expects to occur in fiscal 1999. In addition, the Company and Sears have entered into merchant agreements that provide for the acquired stores to honor certain Sears and Western Auto credit cards for periods defined in the agreements. The Company and Sears have also entered into agreements that provide for the acquired stores to continue to purchase and carry certain Sears branded products during periods defined in the agreements. The Company will also become a first-call supplier of certain automotive products to certain Sears Automotive Group stores.

     The Company and Sears have entered into an agreement that provides for the Company to lease certain employees to Sears to perform all operations and services that were previously performed by Western Auto and its affiliates with respect to certain credit card operations for stores in Puerto Rico. In addition, the Company will continue to provide certain services to Sears that were previously performed by Western until such services are transitioned to Sears.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Advance Holding Corporation ("Holding") conducts all of its operations through its wholly-owned subsidiary, Advance Stores Company, Incorporated (the "Company"), the second largest retailer of automotive parts and accessories in the United States (based on store count) with 936 stores operating under the "Advance Auto Parts" name in 17 states as of October 10, 1998. Based on store count, the Company believes it is the largest automotive retailer in a majority of its markets. The Company serves the "do it yourself" market as well as the "do it for me" market through its commercial delivery program. The following discussion of the consolidated historical results of operations and financial condition of Holding should be read in conjunction with the unaudited condensed consolidated financial statements of Holding and the notes thereto included elsewhere in this Form 10-Q. The following discussion and analysis covers periods before completion of the Recapitalization, as described below. Holding's first quarter consists of 16 weeks and its second and third quarters consists of 12 weeks.

FORWARD LOOKING STATEMENTS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this quarterly report contain certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These statements include without limitation the words "believes," "anticipates," "estimates," "intends," "expects," and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Holding and the Company or the retail industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

     These potential risks and uncertainties include, among others, the following: general economic and business conditions; Holding's and the Company's substantial leverage and debt service obligations; restrictions on Holding's and the Company's ability to pursue its business strategies imposed by restrictive loan covenants; changes in business strategy or development plans; competition; weather conditions; integration of Western Auto (as defined below); extent of the market demand for auto parts; availability of inventory supply; adequacy and perception of customer service, product quality and defect experience; availability of and ability to take advantage of vendor pricing programs and incentives; rate of new store openings; cannibalization of store sites; mix and types of merchandise sold; governmental regulation of products; new store development; performance of information systems; effectiveness of deliveries from distribution centers; ability to hire, train and retain qualified employees; and environmental risks. Forward-looking statements regarding revenues, expenses, cash flows and liquidity are particularly subject to a variety of assumptions, some or all of which may not be realized. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. Holding disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

THE RECAPITALIZATION

     On April 15, 1998, Holding consummated its Recapitalization pursuant to an Agreement and Plan of Merger dated as of March 4, 1998. See Note 5 of Part I,
Item 1 for a detailed description of the Recapitalization.

RECENT DEVELOPMENTS

     On August 17, 1998, the Company and Holding entered into an agreement (the "Merger Agreement") to acquire Western Auto Supply Company ("Western Auto"), a Delaware corporation and wholly-owned subsidiary of Sears, Roebuck and Co. ("Sears"). Western Auto was acquired on November 2, 1998 (the "Acquisition") for $175.0 million in cash and 11,474,606 shares of the Company's common stock. In connection with the transaction, Holding sold 4,161,712 shares of common stock to certain current stockholders for $70.0 million and the Company borrowed $90.0 million under a new facility under the New Credit Facility. The remainder of the $175.0 million was funded through cash on hand. Holding estimates it will incur transaction related costs of approximately $10.0 million. As a result of the transaction, Sears owns approximately 40.6% of the issued and outstanding Common Stock of Holding.

     Based in Kansas City, Missouri, Western Auto is a specialty retailer of automotive parts and accessories and also maintains an extensive wholesale dealer network. As of November 2, 1998, Western Auto operated 612 stores in the U.S. under the "Parts America" name and 36 stores in Puerto Rico, two stores in the U.S. Virgin Islands and two domestic specialty stores under the "Western Auto" name that provide service and parts sales.

     The combined entity will operate domestic retail stores under the "Advance Auto Parts" name in most markets. The wholesale dealer network and Puerto Rico stores will continue to operate primarily under the "Western Auto" banner. The Company and Western Auto together will operate over 1,500 retail stores in 37 states, Puerto Rico and the U.S. Virgin Islands and will supply through its wholesale distribution center nearly 800 "dealer" stores in 48 states.

RESULTS OF OPERATIONS

     The following tables set forth the statement of operations data for the Company expressed in dollars and as a percentage of net sales for the periods indicated.

                                                           Twelve Weeks Ended                       Forty Weeks Ended
                                                             (unaudited)                               (unaudited)
                                                       -------------------------------       -------------------------------
                                                        October 4,      October 10,           October 4,         October 10,
                                                           1997             1998                 1997                1998
                                                       ------------     -------------        -------------      ------------
                                                           (dollars in thousands)                  (dollars in thousands)
Net sales..........................................        $206,409          $258,839             $642,289          $802,839
Cost of sales......................................         128,692           160,464              396,890           493,289
                                                       ------------     -------------        -------------      ------------
Gross profit.......................................          77,717            98,375              245,399           309,550
Selling, general and administrative expenses.......          67,406            81,205              212,884           260,017
Expenses associated with recapitalization..........              --               225                   --            14,230
                                                       ------------      ------------        -------------      ------------
Operating profit...................................          10,311            16,945               32,515            35,303
Interest expense...................................           1,190            10,116                4,653            23,675
Other expense, net.................................              94              (543)                 297              (860)
Income tax expense.................................           3,692             3,279               11,275             5,822
                                                       ------------      ------------        -------------      ------------
Net income.........................................        $  5,335          $  4,093             $ 16,290          $  6,666
                                                       ============      ============        =============      ============

                                                                  Twelve Weeks Ended                    Forty Weeks Ended
                                                                      (unaudited)                          (unaudited)
                                                       ----------------------------------------   ------------------------------
                                                           October 4,            October 10,         October 4,      October 10,
                                                              1997                  1998                1997            1998
                                                       ------------------    ------------------   --------------   -------------
   ................................................
Net sales..........................................         100.0%               100.0%                100.0%         100.0%
Cost of sales......................................          62.3                 62.0                  61.8           61.4
                                                           ------               ------                ------        -------
Gross profit.......................................          37.7                 38.0                  38.2           38.6
Selling, general and administrative expenses.......          32.7                 31.4                  33.1           32.4
Expenses associated with recapitalization..........            --                  0.1                    --            1.8
                                                           ------               -------               ------        -------
Operating profit...................................           5.0                  6.5                   5.1            4.4
Interest expense...................................           0.6                  3.9                   0.7            3.0
Other expense, net.................................            --                 (0.2)                  0.1           (0.1)
Income tax expense.................................           1.8                  1.2                   1.8            0.7
                                                          -------               ------                ------         ------
Net income.........................................           2.6%                 1.6%                  2.5%           0.8%
                                                          =======               ======                ======         ======

     Net sales consists primarily of comparable store net sales, last year store net sales, and new store net sales. New stores become part of the comparable store base on the first day of their second full fiscal year in operation.

     The Company's cost of goods sold includes merchandise costs and warehouse and distribution expenses. Gross profit as a percentage of net sales may be affected by variations in the Company's product mix, price changes in response to competitive factors and fluctuations in merchandise costs and vendor programs.

     Selling, general and administrative expenses are comprised of store payroll, store occupancy, net advertising expenses, other store expenses and general and administrative expenses, including salaries and related benefits of corporate employees, administrative office expenses, data processing, professional expenses and other related expenses.

Twelve Weeks Ended October 10, 1998 Compared to Twelve Weeks Ended October 4,
1997

     Net sales for the twelve weeks ended October 10, 1998 increased by $52.4 million or 25.4% to $258.8 million as compared to $206.4 million for the comparable twelve weeks ended October 4, 1997. This increase was due to an increase in comparable store net sales of $11.1 million or 5.8%, an increase in net sales from stores opened in fiscal 1997 of $20.7 million, the contribution of $20.8 million in net sales from stores opened in fiscal 1998, and a decrease in miscellaneous net sales of $0.2 million. During the twelve weeks ended October 10, 1998, Holding opened 29 new stores, relocated one store, remodeled eleven stores, and closed two stores. As of October 10, 1998, Holding operated 936 stores as compared to 758 stores at October 4, 1997.

     Gross profit for the twelve weeks ended October 10, 1998 was $98.4 million, or 38.0% of net sales, as compared with $77.7 million, or 37.7% of net sales, for the twelve weeks ended October 4, 1997. The increase in the gross profit percentage was primarily due to decreased warehouse and delivery expenses as a percentage of net sales.

     Selling, general and administrative expenses for the twelve weeks ended October 10, 1998 increased by $13.8 million as compared to the twelve weeks ended October 4, 1997, and, as a percentage of net sales, decreased from 32.7% to 31.4%. This decrease as a percent of net sales was due to the reduction in certain private company expenses which were eliminated after the Recapitalization and the elimination of an unusual medical claim which occurred in the twelve weeks ended October 4, 1997. The Company also incurred approximately $0.3 million of employee compensation expense related to executive stock option plans that is included in selling, general and administrative expenses for the twelve weeks ended October 10, 1998.

     Operating profit for the twelve weeks ended October 10, 1998 increased by $6.7 million or 64.3% to $16.9 million, or 6.5% of net sales, as compared to $10.3 million or 5.0% of net sales, for the comparable twelve weeks ended October 4, 1997.

     Interest expense for the twelve weeks ended October 10, 1998 was $10.1 million as compared to $1.2 million for the twelve weeks ended October 4, 1997. The increase was due to increased debt associated with the Recapitalization and related higher interest rates.

     Income tax expense for the twelve weeks ended October 10, 1998 was $3.3 million as compared to $3.7 million for the twelve weeks ended October 4, 1997, with effective tax rates of 44.5% and 40.9%, respectively. This increase was the result of increased permanent adjustments and lower pretax earnings due to the Recapitalization.

     As a result of the above factors, Holding reported net income of $4.1 million for the twelve weeks ended October 10, 1998 as compared to $5.3 million for the twelve weeks ended October 4, 1997. As a percentage of net sales, net income for the twelve weeks ended October 10, 1998 was 1.6% as compared to 2.6% for the twelve weeks ended October 4, 1997.

Forty Weeks Ended October 10, 1998 Compared to Forty Weeks Ended October 4, 1997

     Net sales for the forty weeks ended Oct ober 10, 1998 increased by $160.5 million or 25.0% to $802.8 million as compared to $642.3 million for the comparable forty weeks ended October 4, 1997. This increase was due to an increase in comparable store net sales of $38.1 million or 6.2%, an increase in net sales from stores opened in fiscal 1997 of $83.5 million, the contribution of $39.9 million in net sales from stores opened in fiscal 1998, and a decrease in miscellaneous net sales of $1.0 million. During the forty weeks ended October 10, 1998, Holding opened 125 new stores, relocated five stores, remodeled 36 stores, and closed three stores. As of October 10, 1998, Holding operated 936 stores as compared to 758 stores at October 4, 1997.

     Gross profit for the forty weeks ended October 10, 1998 was $309.6 million, or 38.6% of net sales, as compared with $245.4 million, or 38.2% of net sales, for the forty weeks ended October 4, 1997. The increase in the gross profit percentage was primarily due to decreased warehouse and delivery expenses as a percentage of net sales.

     Selling, general and administrative expenses for the forty weeks ended October 10, 1998 increased by $47.1 million as compared to the forty weeks ended October 4, 1997, and, as a percentage of net sales, decreased from 33.1% to 32.4%. This decrease as a percent of net sales is due to the reduction in certain private company expenses which were eliminated after the Recapitalization and the elimination of an unusual medical claim which occurred in the forty weeks ended October 4, 1997. The Company also incurred approximately $0.3 million of employee compensation expense related to executive stock option plans that is included in selling, general and administrative expenses for the forty weeks ended October 10, 1998.

     As part of the Recapitalization, $14.2 million in transaction expenses were incurred which related to the Recapitalization. This expense consisted of $11.5 million of bonuses paid to certain employees for past performances, $0.2 million in related employment taxes and $2.5 million for non-recurring expenses which consisted primarily of professional fees.

     Operating profit for the forty weeks ended October 10, 1998 increased to $35.3 million or 4.4% of net sales from $32.5 million or 5.1% of net sales for the period ended October 4, 1997. This increase in operating profit as a percentage of net sales was primarily due to the expenses incurred with the Recapitalization. Excluding the $14.2 million in transaction expenses, operating profit increased by $17.0 million or 52.3% to $49.5 million, or 6.2% of net sales, for the forty weeks ended October 10, 1998, compared to $32.5 million for the forty weeks ended October 4, 1997 due to the factors cited above.

     Interest expense for the forty weeks ended October 10, 1998 was $23.7 million compared to $4.7 million for the forty weeks ended October 4, 1997. The increase was due to increased debt associated with the Recapitalization and related higher interest rates.

     Income tax expense for the forty weeks ended October 10, 1998 was $5.8 million as compared to $11.3 million for the forty weeks ended October 4, 1997, with effective tax rates of 46.6% and 40.9%, respectively. This increase was the result of increased permanent adjustments and lower pretax earnings due to the Recapitalization.

     As a result of the above factors, Holding reported net income of $6.7 million for the forty weeks ended October 10, 1998 as compared to net income of $16.3 million for the forty weeks ended October 4, 1997. As a percentage of net sales, net income for the forty weeks ended October 10, 1998 was 0.8% as compared to net income of 2.5% for the forty weeks ended October 4, 1997.

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

     For the forty weeks ended October 10, 1998, net cash provided by operating activities was $32.5 million, which consisted primarily of depreciation and amortization of $20.0 million, net income of $6.7 million, amortization of deferred debt issuance costs and bond discounts of $5.2 million and other of $0.6 million. Net cash used for investing activities was $32.1 million and consisted primarily of $36.2 million for capital expenditures offset by proceeds of $4.1 million from the sale of a corporate airplane. Net cash provided by financing activities was $22.5 million and was primarily the result of the Recapitalization.

     Holding funded the Acquisition of Western Auto with the issuance to Sears of 11,474,606 shares of Holding's Class A Common Stock, additional borrowings of $90.0 million under a new deferred term loan facility under the New Credit Facility, the sale of approximately $70.0 million of Holding Common Stock to existing stockholders of Holding and cash on hand. In connection with the Acquisition, at the request of the Company, Sears will attempt to sell the Parts America and Western Auto credit card portfolios to a third party buyer. The Company has agreed to participate in any losses incurred as a result of the sale, but its share of such losses will not exceed $10.0 million. The Company intends to close certain stores in overlapping markets and is in the process of completing the analysis of how many stores may be closed as a result of the Acquisition. Certain Parts America stores and Advance Auto Parts stores have been identified to be closed in the fourth quarter or subsequent periods. Thus far, management estimates the Company will accrue exit costs, primarily accruals for closed stores, in purchase accounting of $8.0 million related to the closing of certain Parts America stores. The Company also estimates it will recognize approximately $13.3 million in expenses in the fourth quarter, primarily accruals for the closure of certain Advance Auto Parts stores identified to date and a loss on the early termination of a long-term contract. Related to the Acquisition, the Company and Holding entered into several new long-term vendor agreements in the fourth quarter that provide for price reductions on future purchases.

     Holding believes it will have sufficient liquidity to fund its debt service obligations and implement its growth strategy over the next several years. As of October 10, 1998, Holding and the Company had outstanding indebtedness consisting of $64.0 million of Series A Debentures, $200.0 million of Senior Subordinated Notes, borrowings of $135.0 million under the New Credit Facility and the McDuffie County Development Authority Taxable Industrial Development Revenue Bonds (the "IRB"). The Senior Subordinated Notes bear interest at a rate of 10.25%, payable semiannually, and require no principal repayments until maturity. The $10.0 million principal amount IRB bears interest at a variable rate and requires no principal payments until maturity in November 2002. In addition to its operating cash flow, the Company has access to a total of $465.0 million through the New Credit Facility. The New Credit Facility provides for
(i) a $125.0 million Tranche B term loan, which was made at the closing of the Recapitalization; (ii) a revolver with maximum borrowings of approximately $125.0 million, a minimal amount of which was drawn (including in connection with the replacement of outstanding letters of credit in the amount of approximately $2.0 million) in connection with the Recapitalization; (iii) a $125.0 million delayed draw term loans, $50.0 million of which is available to the Company through October 15, 1999 and $75.0 million of which is available to the Company through April 15, 2001, and (iv) a $90.0 million deferred term loan facility, which was made at the close of the Acquisition. The term loan facilities, other than the Tranche B term loan, will mature on the sixth anniversary of initial borrowing, and the Tranche B term loan will mature on the eighth anniversary of initial borrowing. Annual principal payments on the term loan facilities prior to the sixth anniversary of initial borrowing will be nominal; thereafter, required principal payments will be approximately $236.0 million in 2004, $60.0 million in 2005 and $30.0 million in 2006, assuming the term loan facilities have been fully borrowed. The revolving loan facility will mature on the sixth anniversary of initial borrowing. None of the delayed draw term loans have been drawn in connection with the Recapitalization or the Acquisition. The loans under the New Credit Facility are secured by a first priority security interest in substantially all tangible and intangible assets of the Company. Amounts available to the Company under the revolver and delayed draw term loans are subject to a borrowing base formula which is based on certain percentages of the Company's inventories. The Company intends to use borrowings under the revolver and delayed draw term loans for store expansion and funding of working capital. Borrowings under the New Credit Facility are required to be prepaid, subject to certain exceptions, with (a) 50% of excess cash flow, (b) 100% of the net cash proceeds of all asset sales or other dispositions of property by the Company and its subsidiaries (including certain insurance and condemnation proceeds), subject to certain exceptions (including exceptions for (i) reinvestment of certain asset sale proceeds within 360 days of such sale and (ii) certain sale-leaseback transactions), (c) 100% of the net proceeds of issuances of debt obligations of the Company and its subsidiaries, and (d) 100% of the net proceeds of issuance of equity of the Company and its subsidiaries. Because increases in net working capital, capital expenditures and debt repayments are deducted in calculating excess cash flow, the Company does not anticipate that the prepayment obligation under the New Credit Facility in respect thereof will have a material effect on its operating strategy. With respect to growth through acquisitions, the operation of this covenant may result in the application of cash resources for prepayments which would require the Company to secure additional equity or debt financing to fund an acquisition, but while no assurance can be given, the Company does not anticipate that this would have a material effect on its ability to finance acquisitions in the future.

     As a holding company, Holding relies on dividends from the Company as its primary source of liquidity. Holding does not have and in the future may not have any assets other than the capital stock of the Company. The ability of the Company to pay cash dividends to Holding when required is restricted by law and the terms of the Company's debt instruments, including the New Credit Facility and the Senior Subordinated Notes. No assurance can be made that the Company will be able to pay cash dividends to Holding when required on the Series B Debentures.

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

     Holding is utilizing internal and external resources to correct, replace, and test its software for Year 2000 compliance and plans to complete the Year 2000 project no later than June 30, 1999. The total cost of the Year 2000 project for Holding prior to the Acquisition was estimated at $3.7 million. Of the total project cost, approximately $1.0 million represents the purchase of new software and hardware which will be capitalized. The remaining will be expensed as incurred during 1998 and 1999. As of the end of Holding's third quarter, Holding has spent approximately $1.2 million on the Year 2000 project. See below for a discussion of Year 2000 issues with respect to the Company's Western Auto subsidiary.

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

     Holding has already begun to develop contingency plans in the event a business interruption caused by Year 2000 problems should occur. For certain information technology systems, contingency plans are in place. Elements of Holding's contingency plans will include: switching of vendors, back-up systems that do not rely on computers, and the stockpiling of certain products in the months before the Year 2000.

     Western Auto has adopted a Year 2000 strategy and believes it has retained an adequate number of personnel to execute its strategy. Western Auto has entered into a number of retention agreements to retain such key personnel and is in the process of reviewing the Western Auto plan. There can be no assurance, however, that Western Auto will attain sufficient Year 2000 compliance in a timely manner.

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

     None.

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


                                  ADVANCE HOLDING CORPORATION,
                                  a Virginia corporation


November 23, 1998                 By:  /s/ J. O'Neil Leftwich
                                       -----------------------------------
                                       J. O'Neil Leftwich
                                       Chief Financial Officer
                                       (Duly Authorized Officer and Principal
                                       Financial Officer)