Form 10-K
period 1999-01-02
ADVANCE HOLDING CORP
filed 1999-04-19
CIK 1061889

================================================================================

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION



                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 2, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ________.



                       Commission file number 333-56031



                          ADVANCE HOLDING CORPORATION

            (Exact name of registrant as specified in its charter)



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


       Securities Registered Pursuant to Section 12(b) of the Act:  None

       Securities Registered Pursuant to Section 12(g) of the Act:  None


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No
    ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_] Not Applicable.


     As of April 2, 1999, the registrant had outstanding 28,261,900 shares of Class A Common Stock, par value $0.01 per share (the only class of common stock of the registrant outstanding). The registrant's Class A Common Stock is not traded in a public market.


 Aggregate market value of the registrant's voting and nonvoting Class A Common
 Stock:  Not Applicable.


                  Documents Incorporated by Reference:  None

================================================================================

                                    PART I

     This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27-A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include without limitation the words "believes," "anticipates," "estimates," "intends," "expects," and words of similar import. All statements other than statements of historical fact included in statements under "Item 1. Business," "Item 2. Properties," "Item 3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" include forward-looking information and may reflect certain judgements by management. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Holding and the Company or the automotive aftermarket industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These potential risks and uncertainties include, but are not limited to, those identified in Holding's Registration Statement on Form S-4, as amended, effective October 30, 1998. Holding disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.


Item 1.        Business.


General


     Advance Holding Corporation ("Holding") conducts all of its operations through its wholly owned subsidiary, Advance Stores Company, Incorporated (the "Company"). The Company is the second largest specialty retailer of automotive parts and accessories in the United States. As of January 2, 1999, the Company had 1,567 stores in 39 states, Puerto Rico and the U.S. Virgin Islands operating under the "Advance Auto Parts," "Parts America" and "Western Auto" names. In addition, the Company supplies approximately 740 stores in 48 states through the Western Auto dealer network. In fiscal 1996, 1997 and 1998 (prior to the Western Auto Merger in November 1998, described below), 100% of the Company's total revenues were derived from the retail sale of automotive parts and services.


     The Company was formed in 1929. In the 1980s, the Company sharpened its marketing focus to target sales of automotive parts and accessories to "do-it-yourself" ("DIY") customers and accelerated its growth strategy. From the 1980s through the present, the Company has grown significantly through new store openings and strategic acquisitions. In 1996, the Company began to aggressively expand its sales to "do-it-for-me" ("DIFM") customers by implementing a commercial delivery program which supplies parts and accessories to third party automotive service and repair providers.


Recapitalization


     In April 1998, Holding consummated its recapitalization (the
"Recapitalization"). See Note 3 to "Item 8. Financial Statements" for a detailed discussion of the Recapitalization.


Western Auto Merger


     On November 2, 1998, Western Auto Supply Company merged into Advance Acquisition Corporation ("AAC"), a subsidiary of the Company (the "Western Auto Merger"). At the time of the Western Auto Merger, AAC changed its name to Western Auto Supply Company ("Western Auto"). References to Western Auto Supply Company refer to the entity prior to the Western Auto Merger. As consideration in the Western Auto Merger, the Company issued to Sears, Roebuck and Co. ("Sears"), the parent company of Western Auto Supply Company, 11,474,606 shares of Common Stock of Holding (the "Holding Common Stock") representing approximately 40.6% of the outstanding Holding Common Stock, paid Sears $175.0 million in cash and made a commitment to Sears to share in a portion of losses incurred by Sears with respect to certain related credit card portfolios, not to exceed $10.0 million. Certain existing stockholders of Holding invested an additional $70.0 million in equity to fund a portion of the cash purchase price, the remainder of which was funded through additional borrowings under the Company's Credit Facility (the "Credit Facility") and cash on hand.

     Immediately prior to the Western Auto Merger, Western Auto Supply Company operated 612 auto parts stores in the United States under the "Parts America" name. The Parts America stores are similar to the Advance Auto Parts stores in terms of size, format and product offerings. In addition, Western Auto Supply Company operated 38 auto parts and service stores in Puerto Rico and the U.S. Virgin Islands and one store in each of California and Hawaii under the "Western Auto" name (the "Service Stores"). The Service Stores offer automotive parts and accessories as well as service, repairs, tires and certain non-automotive goods. Western Auto Supply Company also supplied approximately 740 Western Auto dealer stores in 48 states. Western Auto Supply Company supplied its stores and dealers through four distribution centers.

     As a result of the Western Auto Merger, the Company intends to close certain Parts America and Advance Auto Parts stores in overlapping areas. As of January 2, 1999, 52 Parts America stores and 31 Advance Auto Parts stores have been closed or identified to be closed. In addition, the Company anticipates that additional stores will be closed in fiscal 1999.



     The Company plans to convert the remaining Parts America stores to Advance Auto Parts stores (the "Parts America Conversion"). The Parts America Conversion will change certain merchandise lines (the "Merchandise Conversion"), store level management information systems (the "MIS Conversion"), and the format and name of the Parts America stores to conform with the Advance Auto Parts stores. The Merchandise Conversion will align the in-store inventory with the Advance Auto Parts stores and is expected to be completed by the end of the first quarter of 1999. The MIS Conversion will replace the current Parts America store level systems with Advance Auto Parts store level systems. The Company expects to complete the MIS Conversion by the end of the second quarter of 1999. The format and name changes will occur with the actual physical conversion of Parts America stores into Advance Auto Parts stores (the "Physical Conversion"). The Company expects to complete the Physical Conversion of the Parts America stores by the end of fiscal 1999. The Company initiated the Parts America Conversion in the fourth quarter of 1998. The Company does not plan to convert the Service Stores as part of the Parts America Conversion.


Store Operations

     The retail store is the focal point of the Company's operations. The Company's stores generally are located in or adjacent to good visibility, high traffic strip shopping centers. Domestic stores generally range in size from 5,000 to 10,000 square feet, averaging approximately 8,000 square feet, and currently stock between 16,000 and 21,000 stock keeping units ("SKUs"). In addition, approximately 95,000 SKUs that are not stocked at the store level are available on a next or same day basis to virtually all domestic stores through the Company's PDQ(R) network. The Puerto Rico and Virgin Islands stores average approximately 15,800 square feet. The Company's stores are divided into six regions which are supervised by a Regional Vice President who is supported by District Assistant Vice Presidents. Reporting to district management are Division Managers who have direct responsibilities for store operations. A typical division consists of 14 to 18 stores. Depending on store size and sales volume, each store is staffed by 8 to 30 employees under the leadership of a store manager. Stores generally are open seven days a week from 8am to 8pm.

     The Company's stores are currently located as follows:


                  Number of                                Number of                                  Number of
                 Stores as of                             Stores as of                               Stores as of
 Location       January 2, 1999         Location         January 2, 1999         Location          January 2, 1999
-----------   -------------------     ------------    --------------------     ------------      -------------------
Arkansas                5             Louisiana                  6             Pennsylvania              105
Alabama                55             Massachusetts             19             Puerto Rico                36
California              1             Maryland                  30             Rhode Island                4
Colorado               15             Mississippi               12             South Carolina             98
Connecticut            20             Michigan                  20             South Dakota                1
Delaware                4             Maine                      8             Tennessee                 101
Florida                26             Missouri                  39             Texas                      34
Georgia               125             Nebraska                  11             U.S. Virgin Islands         2
Hawaii                  1             New Hampshire              4             Virginia                  123
Iowa                   21             New Jersey                11             Vermont                     2
Illinois               20             New York                  88             Wisconsin                  15
Indiana                48             North Carolina           167             West Virginia              61
Kansas                 25             Ohio                     140             Wyoming                     2
Kentucky               60             Oklahoma                   2


Management Information Systems

     Store Based Information Systems

     The Company's store based information systems, which are designed to improve the efficiency of its operations and enhance customer service, are comprised of Point-of-Sale ("POS"), Electronic Parts Catalogs ("EPC") and Store Level Inventory Management ("SLIM") systems. These systems are tightly integrated by a communications network and together provide real time, comprehensive information to store personnel, resulting in improved customer service levels and in-stock availability. As part of the Parts America Conversion, the Company is in the process of completing the MIS Conversion.

     Point-of-Sale: The Company's POS system has improved store productivity and customer service by streamlining store procedures. POS information is used to formulate the Company's pricing, marketing and merchandising strategies as well as to rapidly replenish inventory. Additionally, the POS system maintains a customer purchase and warranty history database which may be used for targeted marketing programs.

     Electronic Parts Catalog: The EPC system is a software based system that identifies the application, location and availability of over 1.5 million parts enabling sales associates to assist customers in parts selection and ordering based on the year, model, engine type and application needed. The EPC system displays an identified part and its inventory status, and if the part is not available at the store, its availability through PDQ/(R)/. The EPC system also displays related parts for sales associates to recommend to a customer, leading to increased average customer sales. The integration of this system with the POS system improves customer service by reducing time spent at the cash register and fully automating the sales process between the parts counter and the POS register. Additionally, this system allows sales associates to order parts and accessories electronically from the Company's PDQ/(R)/ system with immediate confirmation of price, availability and delivery. Information about a customer's automobile can be entered into a permanent customer database that can be accessed immediately whenever the customer visits or telephones the store.

     Store Level Inventory Management System ("SLIM"): The SLIM system provides real-time inventory tracking at the store level. With SLIM, store personnel can check the quantity of on-hand inventory for any SKU, automatically process returns and defective merchandise, designate SKUs for cycle counts and track merchandise transfers.

     Communications Network: The Company is in the process of replacing its satellite communications with a Frame Relay network. Frame Relay communications will be installed in over 800 stores in 1999 and implemented in all stores by the end of 2000. The Frame Relay network will provide increased capacity to support the Company's growth strategy and future in-store applications.

     Logistics and Purchasing Information Systems

     The Company has installed its Distribution Center Management System ("DCMS") in its Roanoke, Jeffersonville and Thomson distribution centers and plans to install it in its Gadsden, Salina and Delaware distribution centers. The Salina and Delaware facilities were acquired in the Western Auto Merger.
The DCMS has also been installed in the Master PDQ/(R)/ warehouse in Andersonville and in the Youngwood and Goodlettsville PDQ/(R)/ warehouses. The DCMS has been installed in the Riverside and the Guilderland Center PDQ/(R)/ warehouses in the first quarter of 1999. The DCMS, together with new material handling equipment, significantly reduces warehouse and distribution costs while improving efficiency. Using this technology, the Company will be able to service over 2,000 stores from its six retail distribution centers that serve stores in the United States.

     The Company currently is assessing the logistics and purchasing information systems in its Gastonia and Temple distribution centers, which were acquired in the Western Auto Merger and service the Service Stores and the dealer network.

     The E3 Replenishment System, which was implemented in 1994, monitors the Company's distribution center and PDQ/(R)/ warehouse inventory levels and orders additional products when appropriate. In addition, the system tracks sales trends by SKU, allowing the Company to adjust future orders to evolving demand.

Purchasing and Merchandising

     Merchandise is selected and purchased for all retail stores and the dealer network by personnel at the Company's corporate offices in Roanoke and Kansas City. In fiscal 1998, the Company purchased from over 200 vendors, with no single vendor accounting for 10% or more of purchases. The Company's purchasing strategy involves negotiating multi-year agreements with certain vendors based upon its expansion plans. In connection with the Western Auto Merger, the Company entered into several long-term agreements that will provide lower acquisition costs on future purchases.

     The Company's merchandising objective is to carry a broad selection of brand name products, including Fram-Bendix-Autolite, Fel-Pro, Federal-Mogul and AC Delco, that generate customer traffic and appeal to the Company's commercial delivery customers. In addition, the Company stocks a wide selection of high quality private label products that appeal to value conscious customers. Sales of replacement parts account for approximately 65% of the Company's sales and generate higher gross profit margins than maintenance items or general accessories. The Company determines its product mix based on a merchandising program designed to identify the optimal inventory mix at each individual store based on that store's historical sales. In connection with the Western Auto Merger, the Company reached agreements with Sears to supply the Service Stores and dealer network with certain DieHard/(R)/ and Craftsman/(R)/ brand products.

Warehouse and Distribution

     The Company currently operates six distribution centers that service retail stores in the United States. They are located in Roanoke, Gadsden, Jeffersonville, Thomson, Salina and Delaware. The Company also operates distribution centers in Temple and Gastonia which service the Service Stores and dealer network.

     All distribution centers that service retail stores in the United States are equipped with technologically advanced material handling equipment, including carousels, "pick to light" systems, radio frequency technology and automated sortation systems. The Delaware and Salina distribution centers are not as technologically advanced as the existing Advance distribution centers and plans to upgrade them further are being reviewed.

     The Company offers approximately 25,000 SKUs on a next day basis to substantially all of its domestic retail stores via its seven PDQ/(R)/ warehouses. One additional PDQ/(R)/ warehouse will open in the first quarter of 1999. Stores place orders to these facilities through an on-line ordering system, and ordered parts are delivered to substantially all stores the next day through the Company's dedicated PDQ/(R)/ trucking fleet. The Company operates a PDQ/(R)/ warehouse that stocks approximately 70,000 SKUs of harder to find automotive parts and accessories. This facility is known as the "Master PDQ/(R)/" warehouse and utilizes existing PDQ/(R)/ distribution infrastructure to provide next day service to substantially all of the Company's stores.

     The following table sets forth certain information relating to the Company's main distribution facilities:


                                                  Opening                             Size
Distribution Facility                               Date        Area Served          (Sq. ft.)
--------------------------------                 ---------   ----------------      ------------
Main Distribution Centers
     Roanoke, Virginia........................      1988     Mid-Atlantic             440,000

     Gadsden, Alabama.........................      1994     South                    240,000

     Jeffersonville, Ohio.....................      1996     Mid West                 383,000

     Gastonia, North Carolina(1)..............      1969     Service Stores,          663,000
                                                             Dealer Network

     Salina, Kansas(1)........................      1971     West                     441,000

     Delaware, Ohio(1)........................      1972     Northeast                510,000

     Temple, Texas(1).........................      1974     Dealer Network,          550,000
                                                             Service Stores

     Thomson, Georgia.........................      1999     Southeast                383,000
PDQ/(R)/ Warehouses
     Roanoke, Virginia........................      1983     Mid-Atlantic              50,400

     Smithfield, North Carolina...............      1991     Southeast                 42,000

     Jeffersonville, Ohio(2)..................      1996     Midwest                   50,000

     Thomson, Georgia(2)......................      1998     South, Southeast          50,000

     Goodlettsville, Tennessee................      1999     Central                   41,900

     Youngwood, Pennsylvania..................      1999     East                      49,000

     Riverside, Missouri......................      1999     West                      45,000

     Guilderland Center, New York(3)..........      1999     Northeast                 47,400

Master PDQ/(R)/ Warehouse

     Andersonville, Tennessee.................      1998     All                       66,000

________________
(1) The Company acquired these facilities in the Western Auto Merger in November 1998.
(2)  This facility is located within the main distribution center.
(3) The Company recently executed a lease for this facility and contemplates that it will open in April 1999.

Employees

     As of April 7, 1999, the Company employed approximately 15,687 full-time employees and 9,289 part-time employees. Approximately 84% of the Company's workforce is employed in store level operations, 11% in distribution and 5% in the Company's corporate offices in Roanoke and Kansas City. The Company has never experienced any labor disruption and believes that its labor relations are good. One Service Store employs unionized employees.

Competition

     The Company competes in the automotive aftermarket industry which consists of replacement parts, maintenance items and accessories and which, according to industry estimates, generates approximately $78.0 billion in sales per year.
The Company competes for both DIY and DIFM customers. Although the number of competitors and the level of competition vary by market area, both markets are highly fragmented and generally very competitive. The Company competes primarily with national and regional retail automotive parts chains (such as AutoZone, Inc., Discount Auto Parts, Inc., O'Reilly Automotive, Inc., The Pep Boys--Manny, Moe & Jack and Trak Auto Corporation), wholesalers or jobber stores (some of which are associated with national automotive parts distributors or associations, such as
NAPA), independent operators, automobile dealers and mass merchandisers that carry automotive replacement parts, maintenance items and accessories (such as Wal-Mart Stores, Inc.). The Company believes that chains of automotive parts stores, such as the Company, with multiple locations in regional markets, have competitive advantages in customer service, marketing, inventory selection, purchasing and distribution as compared to independent retailers and jobbers that are not part of a chain or associated with other retailers or jobbers. The principal competitive factors that affect the Company's business are store location, customer service and product selection, availability, quality and price.

Tradenames, Service Marks and Trademarks

     The Company owns and has registrations for the trade names "Advance Auto Parts," "Western Auto" and "Parts America" and the trademark "PDQ/(R)/" with the United States Patent and Trademark Office for use in connection with the automotive parts retailing business. In addition, the Company owns and has registered a number of trademarks with respect to its private label products. The Company believes that its various tradenames, service marks and trademarks are important to its merchandising strategy, but that its business is not otherwise dependent on any particular service mark, tradename or trademark. There are no infringing uses known by the Company that materially affect the use of such marks. However, in connection with a decision in a recent lawsuit, the Company is restricted from opening stores under the "Advance Auto Parts" name in Jefferson County, Kentucky. See "--Legal Proceedings."

Environmental Matters

     The Company is subject to various federal, state and local laws and governmental regulations relating to the operation of its business, including those governing recycling of batteries and used lubricants, and regarding ownership and operation of real property. The Company handles hazardous materials during its operations, and its customers may also use hazardous materials on the Company's properties or bring hazardous materials or used oil onto the Company's properties. The Company currently provides collection and recycling programs for spent automotive batteries and used lubricants at certain of its stores as a service to its customers pursuant to agreements with third party vendors. Pursuant to these agreements, the spent batteries and used lubricants are collected by Company employees, deposited into vendor-supplied containers/pallets and stored by the Company until collected by the third-party vendors for recycling or proper disposal. Persons who arrange for the disposal, treatment, or other handling of hazardous or toxic substances may be liable for the costs of removal or remediation at any affected disposal, treatment or other site affected by such substances.

     The Company owns and leases property. Under various environmental laws and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under, or in such property. Such laws often impose joint and several liability and may be imposed without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous or toxic substances. Certain other environmental laws and common law principles also could be used to impose liability for releases of hazardous materials into the environment or work place, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. Compliance with such laws and regulations has not had a material impact on its operations to date, but there can be no assurance that future compliance with such laws and regulations will not have a material adverse effect on the Company or its operations. The Company believes it is currently in material compliance with such laws and regulations.

Item 2.        Properties

     The following table sets forth certain information concerning the Company's principal facilities:


                                                                                       Square    Nature of
                     Primary Use                                   Location            Footage   Occupancy
-----------------------------------------------------------------------------------------------------------

Corporate offices ...................................    Roanoke, Virginia               49,000   Leased (1)
Corporate offices ...................................    Kansas City, Missouri          160,000   Owned
Administrative offices...............................    Roanoke, Virginia               40,000   Leased
Distribution center..................................    Roanoke, Virginia              440,000   Leased (2)
Distribution center..................................    Gadsden, Alabama               240,000   Owned
Distribution center..................................    Salina, Kansas                 441,000   Owned
Distribution center..................................    Delaware, Ohio                 510,000   Owned
Distribution center..................................    Temple, Texas                  550,000   Owned
Distribution center..................................    Gastonia, North Carolina       663,000   Owned
Distribution center and regional PDQ/(R)/ Warehouse..    Jeffersonville, Ohio           383,000   Owned
Distribution center and regional PDQ/(R)/ Warehouse..    Thomson, Georgia               383,000   Leased (3)
Regional PDQ/(R)/ Warehouse..........................    Salem, Virginia                 50,400   Leased
Regional PDQ/(R)/ Warehouse..........................    Smithfield, North Carolina      42,000   Leased
Regional PDQ/(R)/ Warehouse..........................    Goodlettsville, Tennessee       41,900   Leased
Regional PDQ/(R)/ Warehouse..........................    Youngwood, Pennsylvania         49,000   Leased
Regional PDQ/(R)/ Warehouse..........................    Riverside, Missouri             45,000   Leased
Regional PDQ/(R)/ Warehouse..........................    Guilderland Center, New York    47,400   Leased
Master PDQ/(R)/ Warehouse............................    Andersonville, Tennessee        66,000   Leased

____________________

(1) This facility is owned by Ki, L.C., a Virginia limited liability company owned by two trusts for the benefit of a child of Nicholas F. Taubman. See "Item 13. Certain Relationships and Related Transactions."
(2) This facility is owned by Nicholas F. Taubman. See "Item 13. Certain Relationships and Related Transactions."
(3) The construction of this facility was financed by a $10.0 million IRB issuance from the Development Authority of McDuffie County of the State of Georgia, from which the Company leases the facility. The Company has an option to purchase this facility for $10.00 at the end of five years or upon prepayment of the outstanding bonds.

     At January 2, 1999, 1,429 of the Company's stores were leased. The expiration dates (including renewal options) of the store leases are summarized as follows:


        Years      Stores (1)

      1999-2000          53
      2001-2005         136
      2006-2010         252
      2011-2020         871
      2021-2030          96
      2031-2045          21

____________________
(1) Of these stores, 23 are owned by affiliates of the Company. See "Item 13. Certain Relationships and Related Transactions."

Item 3.        Legal Proceedings.

     On November 5, 1997, Joe C. Proffitt, Jr. on behalf of himself and all others in the States of Alabama, California, Georgia, Kentucky, Michigan, North Carolina, Ohio, South Carolina, Tennessee, Texas, Virginia and West Virginia who purchased batteries from the Company from November 1, 1991 to November 5, 1997 filed a class action complaint and motion of class certification against the Company in the circuit court for Jefferson County, Tennessee, alleging the sale by the Company of used, old or out-of-warranty automotive batteries as new. The complaint seeks compensatory and punitive damages.

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

     Subsequent to January 2, 1999, the Company was notified by the United States Environmental Protection Agency ("EPA") that Western Auto may have potential liability under the Comprehensive Environmental Response Compensation and Liability Act relating to two battery salvage and recycling sites that were in operation in the 1970s and 1980s. Management has begun investigating the EPA notification. An estimate of the range of liability is not reasonably possible until technical studies are sufficiently completed and the amount of potential indemnification from Sears, if any, is further investigated. The ultimate exposure will also depend upon the participation of other parties named in the notification who are believed to share in responsibility.

     Three lawsuits were filed against the Company on July 28, 1998 in the federal district court in South Carolina for wrongful death relating to an automobile accident involving an employee of the Company. The complaints seek compensatory and punitive damages. The Company believes its financial exposure is covered by insurance.

     The Company currently and from time to time is involved in litigation incidental to the conduct of its business. The damages claimed against the Company in some of these proceedings are substantial. Although the amount of liability that may result from these matters cannot be ascertained, the Company does not currently believe that, in the aggregate they will result in liabilities material to the Company's consolidated financial condition, results of operations or cash flow.

Item 4.        Submission of Matters to a Vote of Securityholders.

     On November 2, 1998, a majority of the stockholders of Holding executed a consent authorizing the amendment of the Company's bylaws to increase the number of authorized directors to no fewer than nine and no more than eleven.

                                    PART II

Item 5.        Market for Registrant's Common Equity and Related Stockholder
               Matters.

     There is no established public trading market for the Holding Common Stock. As of April 2, 1999, there were approximately 42 holders of record of the Holding Common Stock.

     Holding has not paid cash dividends to its stockholders since the Recapitalization, and does not intend to pay cash dividends in the foreseeable future. In fiscal 1997, Holding paid quarterly dividends to its stockholders totaling approximately $62,000. In fiscal 1998, prior to the Recapitalization, Holding paid a dividend to its stockholders of approximately $15,000. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results Operations--Liquidity and Capital Resources" for a discussion of restrictions on Holding's ability to pay cash dividends.

     On November 2, 1998, Holding (i) sold 4,161,712 shares of Holding Common Stock to certain existing stockholders for an aggregate cash consideration of $70.0 million and (ii) sold 11,474,606 shares of Holding Common Stock to the Company in a series of transactions for an aggregate cash consideration of approximately $193.0 million, which was used to buy common stock of the Company. The 11,474,606 shares sold to the Company were used by the Company as partial consideration in the Western Auto Merger.

Item 6.        Selected Financial Data.

     The following table sets forth selected consolidated statement of operations, balance sheet and other operating data of Holding. The selected consolidated financial data for each of the five fiscal years during the period ended January 2, 1999 are derived from the audited financial statements of Holding which have been audited by Arthur Andersen LLP. The data presented below should be read in conjunction with the consolidated financial statements of Holding and the notes thereto included herein, the other financial information included herein and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The following financial data includes certain expenses related to the merger integration and Parts America Conversion incurred in fiscal 1998 and certain private company expenses that were eliminated in the Recapitalization. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a detailed discussion of these expenses.

                                                                              Fiscal Year (1)
                                                   ------------------------------------------------------------------
                                                         1994         1995         1996         1997          1998
                                                   ------------------------------------------------------------------
                                                                             (dollars in thousands)
Statement of Operations Data:
Net sales.......................................       $482,347     $602,559     $705,983     $848,108     $1,220,759
Cost of sales...................................        297,444      369,962      437,615      524,586        763,353
Selling, general and administrative expenses(2).        155,583      196,289      228,226      281,095        403,831
Expenses associated with the Recapitalization(3)             --           --           --           --         14,277
Expenses associated with restructuring(4).......             --           --           --           --          6,774
Expenses associated with non-cash
 compensation(5)................................             --           --           --           --            695
Operating income................................         29,320       36,308       40,142       42,427         31,829
Interest expense................................          2,797        5,028        4,891        6,086         35,038
Other, net......................................         10,709       (1,155)         187         (321)           943
Income (loss) before income taxes...............         37,232       30,125       35,438       36,020         (2,266)
Income tax expense (benefit)....................         13,526       12,122       14,174       14,733            (84)
Net income (loss) (6)...........................         23,706       18,003       21,264       21,287         (2,182)

                                                                              Fiscal Year (1)
                                                   ------------------------------------------------------------------
                                                         1994         1995         1996         1997          1998
                                                   ------------------------------------------------------------------
                                                                             (dollars in thousands)
Other Data:
EBITDA(7) ..........................................   $ 42,568     $ 51,107     $ 57,641     $ 64,228     $  61,793
EBITDAR(8) .........................................     64,770       82,291       96,249      112,538       130,067
Capital expenditures................................     25,781       42,939       44,264       48,864        65,790
Percentage increase in comparable store net
 sales(9) ..........................................       10.8%         3.3%         2.1%         5.7%          7.8%
Commercial sales(10)................................        N/A          N/A       68,878      100,180       129,926
Net cash provided by (used in) operating
 activities ........................................     (6,715)      22,839       27,934       42,283        44,022
Net cash used in investing activities...............    (14,201)     (39,855)     (44,121)     (48,607)     (230,672)
Net cash provided by financing activities...........     18,809       23,643       11,132        6,954       207,302
Stores open at end of period........................        437          536          649          814         1,567

Balance Sheet Data:
Net working capital(11).............................   $ 88,966     $102,708     $110,080     $121,140    $  310,113
Total assets........................................    237,712      295,088      394,395      461,832     1,265,355
Total debt (including current maturities)...........     68,500       93,251      105,861      111,096       521,591
Stockholders' equity (deficit)......................     83,180      101,121      122,323      143,548       159,091

______________________
(1) Holding's fiscal year consists of 52 or 53 weeks ending on the Saturday nearest to December 31. All fiscal years presented are 52 weeks except for fiscal 1997, which consists of 53 weeks.
(2) Fiscal 1998 amount includes certain merger integration and Parts America Conversion expenses that total $7,788. Fiscal 1997 amount includes an unusual medical claim that exceeded Holding's stop loss insurance coverage. Holding has increased its stop loss coverage effective January 1, 1998 to a level that would provide insurance coverage for a medical claim of this magnitude. The pre-tax amount of this claim, net of related increased insurance costs, was $882. In addition, amounts are included for all fiscal years for private company expenses incurred prior to the Recapitalization that relate primarily to compensation and benefits paid to Holding's Chairman that were eliminated after the Recapitalization. These amounts are $1,496, $2,037, $2,482, $3,056 and $845 for fiscal 1994, fiscal 1995, fiscal
    1996, fiscal 1997 and fiscal 1998, respectively.
(3) Represents expenses incurred in the Recapitalization related primarily to bonuses paid to certain employees and professional services.
(4) Represents expenses primarily related to lease costs associated with the 31 Advance Auto Parts stores closed or identified to be closed in overlapping markets in connection with the Western Auto Merger.
(5) Represents non-cash compensation expenses related to options granted to certain Company employees.
(6) Fiscal 1994 includes a net after-tax gain of $6,700 on the sale of equity securities of TBC Corporation, a distributor of automotive products in which the Company held a minority equity ownership interest.
(7) EBITDA represents operating income plus depreciation and amortization included in operating income. EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as a substitute for net income as an indicator of operating performance or as an alternative to cash flow (as measured by GAAP) as a measure of liquidity. Holding has included it herein because management believes this information is useful to investors as such measure provides additional information with respect to Holding's ability to meet its future debt service, capital expenditure and working capital requirements and, in addition, certain covenants in the Indenture and Credit Facility are based upon an EBITDA calculation. Holding's method for calculating EBITDA may differ from similarly titled measures reported by other companies. Management believes certain one time expenses, private company expenses, Recapitalization expenses, non-cash compensation expenses, restructuring expenses and merger integration expenses should be eliminated from the EBITDA calculation to evaluate the operating performance of the Company.

   The following table reflects the effect of these items:


                                                       Fiscal Year
                                                   -------------------
                                                     1997       1998
                                                   --------   --------
                                               (dollars in thousands)
EBITDA ......................................      $64,228    $61,793
    Medical claim (see note 2 above).........          882         --
    Private company expenses(a)..............        3,056        845
    Recapitalization expenses(b).............           --     14,277
    Non-cash compensation expenses...........           --        695
    Restructuring expenses...................           --      6,774
    Merger integration expenses(c)...........           --      7,788
                                                   --------   --------
EBITDA, as adjusted..........................      $68,166    $92,172

---------------------
     (a) Reflects management's estimate of expenses primarily related to compensation and other benefits of the Company's Chairman, who prior to the Recapitalization was Holding's principal stockholder, that were eliminated after the Recapitalization.
     (b) Represents non-recurring management bonuses and other expenses incurred in connection with the Recapitalization.
     (c) Represents certain expenses related to the merger integration and Parts America Conversion. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

(8) EBITDAR represents EBITDA plus operating lease expense. Because the proportion of stores leased versus owned varies among industry competitors, Holding believes that EBITDAR permits a meaningful comparison of operating performance among industry competitors. The Company leases substantially all of its stores.

(9) Comparable store net sales is calculated based on the change in net sales starting once a store has been opened for thirteen complete accounting periods (each period represents four weeks). Relocations are included in comparable store net sales from the date of opening. Additionally, each converted Parts America store will be included in the comparable store net sales calculation after thirteen complete accounting periods following its physical conversion to an Advance Auto Parts store. Holding has not included and currently does not plan to include Service Stores in its comparable store net sales calculation.

(10) Represents net sales from Advance Auto Parts stores only to commercial customers, including net sales from stores without commercial delivery. The Company's commercial sales program began in 1996.

(11) Net working capital represents total current assets less total current liabilities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements of Holding, the notes thereto and other data and information appearing elsewhere in this Report on Form 10-K. Holding's fiscal year ends on the Saturday nearest December 31. As used in this section, fiscal 1998 represents the 52 weeks ended January 2, 1999; fiscal 1997 represents the 53 weeks ended January 3, 1998; and fiscal 1996 represents the 52 weeks ended December 28, 1996. The Company's first quarter consists of 16 weeks, and the other three quarters consist of 12 weeks.

General

     The Company is the second largest retailer of automotive parts and accessories in the United States, with 1,567 stores in 39 states, Puerto Rico and the U.S. Virgin Islands as of January 2, 1999. Based on store count, the Company believes it is the largest automotive retailer in a majority of its markets.

     In April 1998, Holding consummated its Recapitalization. See Note 3 to "Item 8. Financial Statements" for a detailed discussion of the Recapitalization. As a result of the Recapitalization, Holding incurred approximately $385.0 million in long-term debt and approximately $23.8 million in deferred financing cost, equity reduction and fees and expenses. Holding accounted for the Recapitalization for financial reporting purposes as the sale of common stock, the issuance of debt, the redemption of common and preferred stock and the repayment of notes payable and long-term debt.

     On November 2, 1998, Western Auto Supply Company merged with a subsidiary of the Company. See "Item 1. Business" for a discussion of the Western Auto Merger. As a result of the Western Auto Merger, the Company incurred approximately $90.0 million in long-term debt and approximately $9.3 million in fees and expenses, of which $0.2 million was charged to operating and administrative expenses during the fiscal quarter in which the merger was consummated. The Company accounted for the Western Auto Merger using the purchase method of accounting.

     As of the date of the Western Auto Merger, management formalized a plan to close certain Parts America stores in overlapping markets or stores not meeting the Company's profitability objectives, to exit certain other facility leases, to relocate certain Western Auto administrative functions to the Company's headquarters and to terminate certain management, administrative and support employees of Western Auto. Additional purchase price liabilities have been recorded for approximately $9.0 million for severance and relocation costs and approximately $14.4 million for store closing and other exit costs. As of January 2, 1999, 66 employees have been terminated and 52 Parts America stores have been closed. The Company expects to finalize its plan for termination of employees and closure of Parts America stores within one year from the date of the Western Auto Merger. Additional liabilities for severance, relocation, store closing and other facility exit costs may result in an adjustment to purchase accounting.

     The Company expects to achieve benefits from the combination with Western Auto through improved product pricing and terms from vendors, consolidated advertising, distribution and corporate support efficiencies, and the closure of certain overlapping locations. However, due to the Western Auto Merger, the Company has incurred and expects to incur additional store closing, store conversion, distribution center conversion and system conversion expenses and other exit costs as part of the Parts America Conversion. In addition, the Company, as part of its plan, will continue to liquidate at reduced prices certain SKUs carried in the Parts America inventory.

Results of Operations

     The following tables set forth certain operating data for Holding expressed in dollars and as a percentage of net sales for the periods indicated.


                                                                  Fiscal Year Ended
                                                   ---------------------------------------------
                                                      December 28,     January 3,     January 2,
                                                         1996            1998           1999
                                                   ---------------------------------------------
                                                                 (in thousands)

Net sales..........................................     $705,983      $848,108    $1,220,759
Cost of sales......................................      437,615       524,586       763,353
                                                        --------      --------    ----------
Gross profit.......................................      268,368       323,522       457,406
Selling, general and administrative expenses.......      225,744       278,039       395,198
                                                        --------      --------    ----------
Operating income, as adjusted......................       42,624        45,483        62,208
Expenses associated with Recapitalization..........           --            --        14,277
Expenses associated with restructuring.............           --            --         6,774
Expenses associated with merger integration........           --            --         7,788
Expenses associated with private company...........        2,482         3,056           845
Expenses associated with non-cash compensation.....           --            --           695
                                                        --------      --------    ----------
Operating income...................................       40,142        42,427        31,829
Interest expense...................................        4,891         6,086        35,038
Other, net.........................................         (187)          321          (943)
Income tax expense (benefit).......................       14,174        14,733           (84)
                                                        --------      --------    ----------
Income (loss)......................................     $ 21,264      $ 21,287    $   (2,182)
                                                        ========      ========    ==========

                                                                  Fiscal Year Ended
                                                   ---------------------------------------------
                                                      December 28,     January 3,     January 2,
                                                         1996            1998           1999
                                                   ---------------------------------------------
Net sales..........................................     100.0%          100.0%         100.0%
Cost of sales......................................      62.0            61.9           62.5
                                                        -----           -----          -----
Gross profit.......................................      38.0            38.1           37.5
Selling, general and administrative expenses.......      31.9            32.7           32.3
                                                        -----           -----          -----
Operating income, as adjusted......................       6.1             5.4            5.2
Expenses associated with Recapitalization..........        --              --            1.2
Expenses associated with restructuring.............        --              --            0.6
Expenses associated with merger integration........        --              --            0.6
Expenses associated with private company...........       0.4             0.4            0.1
Expenses associated with non-cash compensation.....        --              --            0.1
                                                        -----           -----          -----
Operating income...................................       5.7             5.0            2.6
Interest expense...................................       0.7             0.7            2.9
Other, net.........................................       0.0             0.0           (0.1)
Income tax expense.................................       2.0             1.8            0.0
                                                        -----           -----          -----
Income (loss)......................................       3.0%            2.5%          (0.2)%
                                                        =====           =====          =====

     Net sales consist primarily of comparable store net sales, new store net sales and, for fiscal 1998, sales resulting from the Western Auto Merger. Comparable store net sales is calculated based on the change in net sales starting once a store has been opened for thirteen complete accounting periods (each period represents four weeks). Relocations are included in comparable store net sales from the date of opening. Additionally, each converted Parts America store will be included in the comparable store net sales calculation after thirteen complete accounting periods following its physical conversion to an Advance Auto Parts store. Holding has not included and currently does not plan to include Service Stores in its comparable store net sales calculation.

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

Fiscal Year Ended January 2, 1999 Compared to Fiscal Year Ended January 3, 1998

     Net sales for fiscal 1998 increased $372.7 million, or 43.9%, to $1,220.8 million over net sales for fiscal 1997. Fiscal 1998 represented the first year that Holding recorded sales in excess of $1.0 billion in a fiscal year. The Western Auto Merger, which closed November 2, 1998, added $178.3 million in sales. The remainder of the net sales increase was due to a 7.8% increase in comparable store sales and new stores opened within the last year. The comparable sales increase was due to increased product availability at the store level and from the PDQ(R) and Master PDQ(R) warehouse system. In addition, comparable store sales continued to benefit from the growth of the commercial sales program.

     The Western Auto Merger added 560 net new stores operating under the Parts America name, 40 stores operating under the Western Auto name, and the wholesale dealer network. In conjunction with the Western Auto Merger, Holding closed or identified to be closed 52 Parts America and 31 Advance Auto Parts overlapping stores ("Store Closings") and is in the process of evaluating additional store closures. During fiscal 1998, in addition to the Western Auto Merger, Holding opened 169 new stores, relocated 8 stores, and closed 14 stores in addition to the Store Closings and the stores closed due to relocations. In fiscal 1998, Holding added 111 stores to its commercial delivery program, bringing the total to 532 stores. As of January 2, 1999, Holding operated 1,567 stores in 39 states, Puerto Rico and the U.S. Virgin Islands and supplied approximately 740 independent dealers through the wholesale dealer network.

     After the Western Auto Merger, Holding immediately initiated the Parts America Conversion. The Parts America Conversion includes the Merchandise Conversion, the MIS Conversion and the Physical Conversion of the Parts America stores to Advance Auto Parts stores. As of January 2, 1999, Holding had initiated the Merchandise Conversions and had completed 22 MIS Conversions and 12 Physical Conversions. Holding had completed approximately 95% of the Merchandise Conversions, 297 MIS Conversions and 115 Physical Conversions as of April 2, 1999. Holding expects to complete the Merchandise Conversions by the end of the first quarter of 1999, the MIS Conversions by the end of the second quarter of 1999 and the Physical Conversions by the end of fiscal 1999.

     Gross profit for fiscal 1998 was $457.4 million, or 37.5% of net sales, compared with $323.5 million, or 38.1% of net sales, in fiscal 1997. The decrease in the gross profit percentage resulted largely from the gross profit contribution from the acquired Western Auto dealer network and Service Stores primarily due to lower margins associated with service and tires and the wholesale nature of the dealer network. Additionally, certain product lines in Parts America stores that were discontinued were sold at lower prices to liquidate inventory. Excluding the impact of the Western Auto Merger, Holding's gross profit percentage would have increased to 38.9% of net sales primarily due to decreased warehouse and delivery costs as a percentage of sales and generally better pricing and more favorable terms from its vendors in fiscal 1998 compared to fiscal 1997.

     Selling, general, and administrative expenses, before expenses associated with the Recapitalization, restructuring, merger integration, private company and non-cash compensation, increased by $117.2 to $395.2 million, or 32.3% of net sales, in fiscal 1998 from $278.0 million, or 32.6% of net sales. The decrease as a percentage of sales was due to the incremental sales volume added by the Western Auto Merger and the lower selling, general and administrative expense structure of the dealer network.

     Operating income, as adjusted for expenses associated with the Recapitalization, restructuring, merger integration, private company and non-cash compensation in fiscal 1998 was $62.2 million or 5.1% of net sales as compared to $45.5 million or 5.4% of net sales in fiscal 1997.

     Holding recorded $14.3 million and $6.8 million in expenses related to the Recapitalization and a restructuring charge related to the closure of certain Advance Auto Parts stores as part of the Store Closings, respectively. The Recapitalization costs consisted of $11.5 million of bonuses paid to certain employees for past performance, $0.2 million in related employment taxes and $2.6 million of non-recurring expenses, which consisted primarily of professional fees. The restructuring charge relates to estimated exit costs of $6.3 million and write-offs of related leasehold improvements of $0.4 million associated with the decision to close 31 Advance Auto Parts stores that were in overlapping markets with certain Parts America stores obtained in the Western Auto Merger. As of January 2, 1999, Holding had closed three of these stores with the remainder to be closed during the first two quarters of fiscal 1999. Store exit costs represent the present value, discounted at a 6.5% interest rate, of the remaining lease payments, including management's estimate of future insurance, property tax and common area maintenance, reduced by management's estimate of future sublease revenue. In addition, Holding recorded $7.8 million of expenses that consisted of a one-time penalty of $3.3 million for the cancellation of a long-term vendor contract due to a product line changeover at the Advance Auto Parts stores and $4.5 million in integration and transition expenses, primarily for professional services, travel, store conversions, and project incentives.

     Interest expense in fiscal 1998 was $35.0 million compared to $6.1 million in fiscal 1997. The increase in interest in 1998 was primarily due to the increase in debt related to the Recapitalization, the additional debt incurred in the Western Auto Merger and higher interest rates.

     Income tax for fiscal 1998 was a benefit of $0.1 million as compared to an expense of $14.7 million in fiscal 1997, with effective tax rates of 3.7% and 40.9%, respectively. This decrease was primarily due to lower pretax earnings due to the Recapitalization and the Western Auto Merger.

     As a result of the above factors, Holding incurred a net loss of $2.2 million in fiscal 1998 as compared to net income of $21.3 million in fiscal 1997. As a percentage of net sales, net loss for fiscal 1998 was 0.2% as compared to net income of 2.5% for fiscal 1997.

Fiscal Year Ended January 3, 1998 Compared to Fiscal Year Ended December 28,
1996

     Net sales for fiscal 1997 increased by $142.1 million, or 20.1%, over net sales for fiscal 1996. This increase was due to an increase in comparable store sales (adjusted to exclude the fifty-third week of 1997) of 5.7% and new stores opened within the last year. Comparable store net sales were enhanced by the commercial delivery program and by increased average sales per customer. In fiscal 1997, Holding opened 170 stores and also relocated 15 stores and remodeled 27 stores. By fiscal year end 1997, Holding had 814 stores, as compared to 649 stores at the end of fiscal 1996.

     Gross profit for fiscal 1997 was $323.5 million, or 38.1% of net sales, compared with $268.4 million, or 38.0% of net sales, for fiscal 1996. The increase in the gross profit percentage was primarily due to decreased warehouse and delivery expenses (5.7% of net sales in fiscal 1997 compared to 5.8% of net sales in fiscal 1996) which resulted from the implementation of the distribution center management system ("DCMS") and more efficient material handling equipment in certain distribution centers. In addition, Holding was able to offset lower gross profit margins in its commercial delivery business with improved gross profit margins in its DIY business. Holding believes that as its store count grows, it will achieve greater operating leverage from its distribution centers.

     Selling, general and administrative expenses, before private company expenses, for fiscal 1997 increased by $52.3 million as compared to fiscal 1996 and, as a percentage of net sales, increased to 32.7% from 31.9%. This increase as a percentage of net sales was primarily due to the higher operating costs as a percentage of net sales of the greater number of new stores that were in the early stage of maturation in fiscal 1997, particularly the 58 stores opened in the fourth quarter of 1997. In addition, the increase was partially attributable to increases in reserves for self-insured medical and worker compensation plans.

     Interest expense for fiscal 1997 was $6.1 million compared to $4.9 million in fiscal 1996. Interest expense was affected by higher rates and increased borrowings in fiscal 1997.

     Income tax expense for fiscal 1997 was $14.7 million as compared to $14.2 million for fiscal 1996, with effective tax rates of 40.9% and 40.0%, respectively. This increase was primarily due to increasing tax reserves.

     As a result of the above factors, net income of $21.3 million was recorded in fiscal 1997 as compared to $21.3 million for fiscal 1996. As a percentage of sales, net income for fiscal 1997 was 2.5% as compared to 3.0% for fiscal 1996.

Liquidity and Capital Resources

     Holding's primary capital requirements have been the funding of its continued store expansion program, store relocations and remodels, inventory requirements, the construction and upgrading of distribution centers, the development and implementation of proprietary information systems and the Western Auto Merger. From fiscal 1996 through fiscal 1998, Holding opened 454 stores, closed the Western Auto Merger, constructed two new distribution centers, and expanded its Roanoke distribution center. Holding has financed its growth through a combination of internally generated funds, borrowings, and issuances of equity.

     Holding's new stores require capital expenditures of approximately $120,000 per store and an inventory investment of approximately $400,000 per store. A substantial portion of these inventories are financed through vendor payables. Pre-opening expenses, consisting primarily of store set-up costs and training of new store employees, average approximately $25,000 per store and are expensed when incurred. Additionally, Holding plans to convert the Parts America stores into Advance Auto Parts stores, which will require capital expenditures of approximately $80,000 and conversion expense of approximately $30,000 per store. Generally, Parts America stores carried approximately $100,000 more inventory (including support inventory in the distribution centers) than Advance Auto Parts stores. Holding expects to reduce the inventory levels in the Parts America stores to Holding's average over the next 12-18 months.

     Historically, Holding has negotiated extended payment terms from suppliers to finance inventory growth, and Holding believes that it will be able to continue financing much of its inventory growth through such extended payment terms. Holding anticipates that inventory levels will continue to increase primarily as a result of new store openings and increased SKU levels. Additionally, related to the Western Auto Merger, the Company and Holding entered into several new long-term vendor agreements which will provide for price reductions on future purchases. Holding believes this will have a positive impact on gross margins after the turn of existing inventory.

     In fiscal 1996, net cash provided by operating activities was $26.5 million. Of this amount, $21.3 million was due to net income. Depreciation and amortization provided an additional $17.5 million of funds and $12.3 million was used for working capital and other. Net cash used for investing activities was $44.1 million and was comprised primarily of capital expenditures. Net cash provided by financing activities was $12.5 million and was comprised primarily of net borrowings.

     In fiscal 1997, net cash provided by operating activities was $42.5 million. Of this amount, $21.3 million was due to net income. Depreciation and amortization provided an additional $21.8 million of funds and $0.6 million was used for working capital and other. Net cash used for investing activities was $48.6 million and was comprised of capital expenditures. Net cash provided by financing activities was $6.8 million and was comprised primarily of net borrowings.

     In fiscal 1998, net cash provided by operating activities was $44.0 million. Of this amount, $2.2 million was due to a net loss. Depreciation and amortization provided an additional $30.0 million of funds, amortization of deferred debt issuance costs and bond discount provided an additional $7.7 million and $8.5 million was provided by working capital and other. Net cash used for investing activities was $230.7 million and was comprised primarily of net capital expenditures of approximately $59.7 million and cash consideration of approximately $171.0 million in the Western Auto Merger. Net cash provided by financing activities was $207.3 million and was comprised primarily of net borrowings and issuance of equity.

     The Company funded the Western Auto Merger with 11,474,606 shares of Holding Common Stock representing approximately 40.6% of the outstanding Holding Common Stock, additional borrowings of $90.0 million under a deferred term loan facility under the Credit Facility, the sale of approximately $70.0 million of Holding Common Stock to existing stockholders of Holding and cash on hand. After the Western Auto Merger, Sears sold certain credit card portfolios related to Western Auto to third party buyers and is attempting to sell the remaining credit card portfolio related to Western Auto. The Company has agreed to share in losses associated with the credit card portfolios up to a maximum of $10.0 million. The Company intends to close additional stores in overlapping markets as well as evaluate other potential facility closures as a result of the Western Auto Merger and is in the process of completing this analysis. Thus far, management, through purchase accounting, has accrued $11.8 million for the closing of certain Parts America stores, $9.0 million for severance and relocation and $2.6 million for other exit costs. The Company also assumed certain restructuring reserves of $9.7 million that Western Auto recorded in prior restructuring activities. Additionally the Company assumed a deferred compensation plan from Western Auto. At January 2, 1999, the total liability under the deferred compensation plan was $15.3 million, of which $6.3 million is recorded as current liabilities. The classification for deferred compensation is determined by employee election, and can be changed upon 12 months' notice.

     Holding believes it will have sufficient liquidity to fund its debt service obligations, including indebtedness incurred in connection with the Western Auto Merger, and implement its growth strategy over the next twelve months. As of January 2, 1999, Holding and the Company had outstanding indebtedness consisting of $65.7 million of Senior Discount Debentures (the "Debentures"), $200.0 million of Senior Subordinated Notes (the "Senior Subordinated Notes"), borrowings of $225.0 million under the Credit Facility and $10.0 million of indebtedness under the McDuffie County Development Authority Taxable Industrial Bonds ("IRB").

     The Debentures accrete at a rate of 12.875%, compounded semiannually, to an aggregate principal amount of $112.0 million by April 15, 2003. Commencing April 15, 2003, cash interest on the Debentures will accrue and be payable semiannually at a rate of 12.875% per annum. The Indenture governing the Debentures contains certain covenants that, among other things, limit the ability of Holding and its restricted subsidiaries to incur indebtedness and issue preferred stock, repurchase stock and certain indebtedness, engage in transactions with affiliates, create or incur certain liens, pay dividends or certain other distributions, make certain investments, enter into new businesses, sell stock of restricted subsidiaries, sell assets and engage in certain mergers and consolidations.

     The Senior Subordinated Notes bear interest at a rate of 10.25%, payable semiannually, and require no principal payments until maturity. The Indenture governing the Senior Subordinated Notes contains certain covenants that limit, among other things, the ability of the Company and its restricted subsidiaries to incur additional indebtedness and issue preferred stock, pay dividends or certain other distributions, issue stock of subsidiaries, make certain investments, repurchase stock and certain indebtedness, create or incur liens, engage in transactions with affiliates, enter into new businesses, sell stock of restricted subsidiaries and restrict the Company from engaging in certain mergers or consolidations and sell assets. The $10.0 million principal amount IRB bears interest at a variable rate and will require no principal payments until maturity in November 2002.

     The Company has access to a total of $465.0 million through the Credit Facility in addition to its operating cash flow. The Credit Facility provides for (i) a $125.0 million Tranche B term loan, which was made at the closing of the Recapitalization; (ii) a revolver with maximum borrowings including letters of credit of approximately $125.0 million, of which $38.3 million was available on April 2, 1999, (iii) a $125.0 million delayed draw term loan (which was undrawn as of April 2, 1999), of which $50.0 million is available to the Company through October 15, 1999 and $75.0 million is available to the Company through April 15, 2001, and (iv) a $90.0 million deferred term loan facility, which was made at the closing of the Western Auto Merger. The term loan facilities, other than the Tranche B term loan, will mature on the sixth anniversary of initial borrowing, and the Tranche B term loan will mature on the eighth anniversary of initial borrowing. Annual principal payments on the term loan facilities prior to the sixth anniversary of initial borrowing will be nominal; thereafter, required principal payments will be approximately $236.5 million in 2004, $60.0 million in 2005 and $30.0 million in 2006, assuming the term loan facilities have been fully borrowed. The revolving loan facility will mature on the sixth anniversary of initial borrowing. None of the delayed draw term loans were drawn in connection with the Recapitalization or the Western Auto Merger. Until the delivery to the lenders of the Company's consolidated financial statements for the first four fiscal quarters after the closing of the Recapitalization, the interest rates under the delayed draw facilities and the revolver are based, at the option of the Company, on either a Eurodollar rate plus 2.25% per annum or a base rate plus 1.25% per annum. From and after the delivery of such consolidated financial statements, the interest rates under the delayed draw facilities and the revolver will be determined by reference to a pricing grid that will provide for reductions in the applicable interest rate margins based on the Company's trailing total debt to EBITDA ratio (as defined in the Credit Facility). The initial margins will be 2.25% and 1.25% for Eurodollar and base rate borrowings, respectively, and can step down to 1.75% and 0.75%, respectively, if the Company's total debt to EBITDA ratio is less than or equal to 4.00 to 1.00. The interest rate under the Tranche B term loan and the deferred term loan facility is based, at the option of the Company, on a Eurodollar rate plus 2.50% or a base rate plus 1.50%.

     The Credit Facility contains covenants restricting the ability of the Company and its subsidiaries to, among others things, (i) pay dividends on any class of capital stock or make any payment to purchase, redeem, retire, acquire, cancel or terminate capital stock, (ii) prepay, redeem, retire, acquire, cancel or terminate debt, (iii) incur liens or engage in sale-leaseback transactions,
(iv) make loans, investments, advances or guarantees, (v) incur additional debt (including hedging arrangements), (vi) make capital expenditures, (vii) engage in mergers, acquisitions and asset sales, (viii) engage in transactions with affiliates, (ix) enter into any agreement which restricts the ability to create liens on property or assets or the ability of subsidiaries to pay dividends or make payments on advances or loans to the Company or other subsidiaries; (x) change the nature of the business conducted by the Company and its subsidiaries,
(xi) change the passive holding company status of Holding, and (xii) amend existing debt agreements or the Company's or Holding's certificate of incorporation, by-laws or other organizational documents. The Company is also required to comply with financial covenants in the Credit Facility with respect to (a) limits on annual aggregate capital expenditures,(b) a maximum leverage ratio, (c) a minimum interest coverage ratio, and (d) a minimum retained cash earnings test. The Company is generally prohibited from paying dividends (including to Holding) except that as long as no defined event of default under the Credit Facility then exists, the Company will be permitted to pay dividends to Holding in an amount sufficient to cover the cash interest due on the Debentures commencing October 15, 2003.

     The loans under the Credit Facility are secured by a first priority security interest in substantially all tangible and intangible assets of the Company. Amounts available to the Company under the revolver and delayed draw term loans are subject to a borrowing base formula, which is based on certain percentages of the Company's inventories. As of January 2, 1999, $226.9 million was available under these facilities, net of $13.1 million outstanding for letters of credit. The Company intends to use borrowings under the revolver and delayed draw term loans for store expansion, the Parts America Conversion and funding of working capital. Borrowings under the Credit Facility are required to be prepaid, subject to certain exceptions, with (a) 50% of defined excess cash flow, (b) 100% of the net cash proceeds of all asset sales or other dispositions of property by the Company and its subsidiaries (including certain insurance and condemnation proceeds), subject to certain exceptions (including exceptions for
(i) reinvestment of certain asset sale proceeds within 360 days of such sale and
(ii) certain sale-leaseback transactions), (c) 100% of the net proceeds of issuances of debt obligations of the Company and its subsidiaries, and (d) 100% of the net proceeds of issuance of equity of the Company and its subsidiaries. Because increases in net working capital, capital expenditures and debt repayments are deducted in calculating excess cash flow, the Company does not anticipate that the prepayment obligation under the Credit Facility in respect thereof will have a material effect on its operating strategy. With respect to growth through acquisitions, the operation of this covenant may result in the application of cash resources for prepayments which would require the Company to secure additional equity or debt financing to fund an acquisition, but while no assurance can be given, the Company does not anticipate that this would have a material effect on its ability to finance acquisitions in the future. The Company did not make any mandatory prepayments in fiscal 1998, and does not anticipate any mandatory prepayments under this provision in fiscal 1999.

     As a holding company, Holding relies on dividends from the Company as its primary source of liquidity. Holding does not have and in the future may not have any assets other than the capital stock of the Company. The ability of the Company to pay cash dividends to Holding when required is restricted by law and the terms of the Company's debt instruments, including the Credit Facility and the Senior Subordinated Notes. No assurance can be made that the Company will be able to pay cash dividends to Holding when required on the Debentures.

Seasonality

     The Company's business is somewhat seasonal in nature, with the highest sales occurring in the spring and summer months. In addition, the Company's business is affected by weather conditions. While unusually heavy precipitation tends to soften sales as elective maintenance is deferred during such periods, extremely hot and cold weather tends to enhance sales by causing parts to fail.

Year 2000 Conversion

     The following discussion about the implementation of the Company's Year 2000 program, the costs expected to be associated with the program and the results the Company expects to achieve constitute forward-looking information. As noted below, there are many uncertainties involved in the Year 2000 issue, including the extent to which the Company will be able to adequately provide for contingencies that may arise, as well as the broader scope of the Year 2000 issue as it may affect third parties and the Company's business partners. Accordingly, the costs and results of the Company's Year 2000 program and the extent of any impact on the Company's results of operations could vary materially from that stated herein.

     A significant percentage of the software that runs most computers relies on two-digit date codes to perform computations and decision-making functions. Commencing on January 1, 2000, these computer programs may fail from an inability to interpret date codes properly, misinterpreting "00" as the year 1900 rather than 2000. The Company has completed the identification of all necessary internal software changes to ensure that it does not experience any loss of critical business functionality due to the Year 2000 issue. The Company has appointed an internal Year 2000 project manager and remediation team and has adopted a four phase approach of assessment, remediation, testing, and contingency planning. The scope of the project includes all internal software, hardware, operating systems, and assessment of risk to the business from vendors and other partners' Year 2000 issues. The assessment of all internal systems has been completed, the remediation and testing phases are in progress, and contingency planning for certain information technology systems has begun.

     The Company is utilizing internal and external resources to correct, replace, and test its software for Year 2000 compliance. The Company has two Year 2000 compliance teams focused on the completion of the Year 2000 projects in the retail stores and related support functions (the "Retail Team") and the Service Stores, dealer network and related support functions (the "KC Team"). The Retail Team expects and plans to complete the Year 2000 project no later than June 30, 1999. The KC Team expects and plans to complete the Year 2000 project no later than August 1999. The total cost of the Year 2000 project for the Retail Team is estimated at $3.7 million. Of that cost, approximately $1.0 million represents the purchase of new software and hardware, which will be capitalized. The remaining costs were or will be expensed as incurred during fiscal 1998 and 1999. The total cost of the Year 2000 project for the KC Team is estimated at $2.5 million, of which approximately $1.5 million represents the purchase of new hardware and software, which will be capitalized. As of the end of fiscal 1998, the Company has spent approximately $1.7 million on the Year 2000 project.

     The Company's Year 2000 program is designed to minimize the possibility of serious Year 2000 interruptions. Possible Year 2000 worst case scenarios include the interruption of significant parts of the Company's business as a result of critical information systems failure or the failure of vendors, distributors or service providers. Since these possibilities cannot be eliminated, ongoing communications have been established with almost all vendors and other partners to monitor their progress in resolving Year 2000 issues, most of which the Company believes are making substantial progress. However, the Company cannot guarantee that Year 2000 related systems issues of its business partners will be corrected in a timely manner or that the failure of its business partners to correct these issues would not have a material adverse effect.

     The Company has begun to develop contingency plans in the event a business interruption caused by Year 2000 problems should occur. For certain information technology systems, contingency plans are in place. Elements of the Company's contingency plans include: switching of vendors, back-up systems that do not rely on computers, and the stockpiling of certain products in the months before the Year 2000.

     The cost and time estimated for the Year 2000 project are based on the Company's best estimates. There can be no guarantee that these estimates will be achieved or that planned results will be achieved. Risks factors include, but are not limited to, the retention of internal and external resources dedicated to the project, the timely delivery of software corrections from external vendors, and the successful completion of key business partners' Year 2000 projects.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risks.

     Holding currently utilizes no material derivative financial instruments that expose it to significant market risk. Holding is exposed to cash flow and fair value risk due to changes in interest rates with respect to its long-term debt. While Holding cannot predict the impact interest rate movements will have on its debt, exposure to rate changes is managed through the use of fixed and variable rate debt.

     Holding's exposure to interest rate risk has changed significantly since January 3, 1998 due to the increase in total debt outstanding and the change in debt instruments as a result of the Recapitalization and the Western Auto Merger. Holding's fixed rate debt consists primarily of outstanding balances on the Debentures and Senior Subordinated Notes. Holding's variable rate debt relates to borrowings under the Credit Facility and the IRB (see "Item 7. Management's Discussion and Analysis and Results of Operations--Liquidity and Capital Resources"). Holding's variable rate debt is primarily vulnerable to movements in the LIBOR, Prime, Federal Funds and Base CD rates.

     The table below presents principal cash flows and related weighted average interest rates on Holding's long-term debt at January 2, 1999 by expected maturity dates. Expected maturity dates approximate contract terms. Fair values included herein have been determined based on quoted market prices. Weighted average variable rates are based on implied forward rates in the yield curve at January 2, 1999. Implied forward rates should not be considered a predictor of actual future interest rates.

                                                                                                            Fair
                       Fiscal     Fiscal     Fiscal     Fiscal      Fiscal                                 Market
                        1999       2000       2001        2002       2003       Thereafter     Total       Value
                   -----------------------------------------------------------------------------------------------
Long-term debt:
Fixed  rate            $   --     $   --     $   --     $    --     $   --      $312,000     $312,000     $269,080
Weighted Average           --         --         --          --         --          11.2%        11.2%
 Interest Rate
Variable rate          $  500     $1,000     $1,500     $12,000     $2,000      $218,000     $235,000     $235,000
Weighted Average          7.5%       7.7%       7.9%        7.8%       8.0%          8.1%         8.0%
 Interest Rate


Item 8.        Financial Statements.

     See the Index included at "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The following table sets forth certain information regarding the directors and executive officers of Holding and the Company as of April 15, 1999:



          Name              Age                               Position
          ----              ---                               --------
Nicholas F. Taubman          64   Chairman of the Board and Director of Holding and the Company
Garnett E. Smith             59   President and Chief Executive Officer and Director of Holding
                                  and the Company
Carroll R. Tilley, Jr.       49   Executive Vice President and General Manager of Holding and the
                                  Company
Jimmie L. Wade               45   Executive Vice President and Chief Administrative Officer of the
                                  Company
J. O'Neil Leftwich           37   Senior Vice President and Chief Financial Officer, Secretary and
                                  Treasurer of Holding and the Company
Paul W. Klasing              39   Senior Vice President, Merchandising of the Company
David R. Reid                36   Senior Vice President, Real Estate and Store Support of the
                                  Company
S. Lynn Stevens              50   Senior Vice President and Chief Information Officer of the
                                  Company
Anthony R. Weatherly         39   Senior Vice President, Store Operations of the Company
Kenneth A. Wirth, Jr.        40   Senior Vice President, Sales of the Company
Joe H. Vaughn, Jr.           38   Vice President, Finance of the Company and Assistant Secretary
                                  and Assistant Treasurer of Holding and the Company
John M. Roth                 40   Director of Holding and the Company
Mark J. Doran                35   Director of Holding and the Company
Timothy C. Collins           42   Director of Holding and the Company
Peter M. Starrett            50   Director of Holding and the Company
Julian C. Day                46   Director of Holding and the Company
Michael Coyne                35   Director of Holding and the Company
William L. Salter            55   Director of Holding and the Company

     Mr. Taubman, Chairman of the Board of Holding and the Company, joined the Company in 1956. Mr. Taubman has served as Chairman of the Company since January 1985 and as Chief Executive Officer of the Company from January 1985 to July 1997. From 1969 to 1984, Mr. Taubman served as President of the Company. In addition, Mr. Taubman has served as Chairman of Holding since May 1992, the year it was formed, as Chief Executive Officer of Holding from May 1992 to March 1998, and as Secretary and Treasurer of Holding from May 1992 to February 1998. Mr. Taubman has served on numerous business, arts and civic boards.

     Mr. Smith, President and Chief Executive Officer and a Director of Holding and the Company, joined the Company in November 1959 and is responsible for overall management and operations of the Company. Mr. Smith served as President and Chief Operating Officer of the Company from January 1985 until July 1997 at which time he became Chief Executive Officer. Mr. Smith has also served in numerous other positions including Executive Vice President and General Manager, Vice President of Purchasing, Buyer and Store Manager. In addition, Mr. Smith has served as President of Holding since May 1992, as Chief Operating Officer of Holding from May 1992 to March 1998, and as Chief Executive Officer since March 1998.

     Mr. Tilley, Executive Vice President and General Manager, joined the Company in June 1984. Mr. Tilley has served as Vice President and Senior Vice President of Purchasing, Advertising and Marketing and was promoted to his present position in July 1997. Mr. Tilley's responsibilities include merchandising, marketing and store operations.

     Mr. Wade, Executive Vice President and Chief Administrative Officer, joined the Company in February 1994. Mr. Wade is responsible for logistics, distribution, transportation, inventory management and information services. From 1987 to 1993, Mr. Wade was Vice President, Finance and Operations, for S.H. Heironimus, and from 1979 to 1987, he was Vice President--Finance of American Motor Inns. Mr. Wade is a certified public accountant.

     Mr. Leftwich, Senior Vice President and Chief Financial Officer, Secretary and Treasurer, joined the Company in September 1984. Mr. Leftwich was appointed Chief Financial Officer of the Company in January 1994, Senior Vice President in July 1997 and Secretary and Treasurer in February 1998. Mr. Leftwich has also served in numerous other positions with the Company. Mr. Leftwich is responsible for financial, human resources and loss prevention functions and is a certified public accountant. In addition, Mr. Leftwich became Senior Vice President and Chief Financial Officer, Secretary and Treasurer of Holding in February 1998, prior to which he served as Assistant Secretary and Assistant Treasurer.

     Mr. Klasing, Senior Vice President, Merchandising, joined the Company in April 1995. Mr. Klasing is responsible for purchasing, quality control and pricing. From 1981 to 1992, Mr. Klasing worked for Kragen Auto Parts (now CSK Automotive) and from 1992 to 1995 for Montgomery Ward/Auto Express in various positions.

     Mr. Reid, Senior Vice President, Real Estate and Store Support, joined the Company in October 1984. Mr. Reid is responsible for real estate and store visual presentation. In addition, since March 1999, Mr. Reid has served as the Chief Executive Officer of Western Auto. From 1994 to 1995, Mr. Reid was Assistant Vice President, Store Support for the Company. Mr. Reid has also served in training and store operations as Store Manager and Division Manager.

     Ms. Stevens, Senior Vice President and Chief Information Officer, joined the Company in July 1979. Ms. Stevens is responsible for systems development, computer services and technology. Ms. Stevens has held several management positions in Information Services, most recently as Vice President, Systems Development.

     Mr. Weatherly, Senior Vice President, Store Operations, joined the Company in August 1981. Mr. Weatherly is responsible for district, division, and store operations. Mr. Weatherly has held numerous other operational positions including District Assistant Vice President, Zone Manager, Division Manager and Store Manager.

     Mr. Wirth, Senior Vice President, Sales, joined the Company in September 1982. Mr. Wirth is responsible for the Company's largest product category, batteries, as well as new store sales coordination, commercial sales and training. From June 1992 to January 1998, Mr. Wirth served as Senior Vice President, Store Operations and prior to that held numerous other operational positions including Zone Manager, Division Manager and Store Manager.

     Mr. Vaughn, Vice President, Finance, Assistant Secretary and Assistant Treasurer, joined the Company in May 1995. Mr. Vaughn was appointed Vice President, Finance of the Company in October 1997 and Assistant Secretary and Assistant Treasurer of Holding and the Company in April 1998. Mr. Vaughn is responsible for treasury, employee benefits, corporate services and risk management. From 1983 to 1989, Mr. Vaughn worked for KPMG Peat Marwick, from 1989 to 1992, he worked for Dominion Bank, and from 1992 to 1995, he worked for Ferguson Andrews & Associates. Mr. Vaughn is a certified public accountant.

     Mr. Doran, Director, became a member of the Board in connection with the Recapitalization. Mr. Doran joined Freeman Spogli & Co. Incorporated ("Freeman Spogli") in 1988 and became a principal in January 1998. Mr. Doran is also a director of AFC Enterprises, Inc. and Century Maintenance Supply, Inc.

     Mr. Roth, Director, became a member of the Board in connection with the Recapitalization. Mr. Roth joined Freeman Spogli in March 1988 and became a principal in March 1993. Mr. Roth is also a director of AFC Enterprises, Inc. and Envirosource, Inc.

     Mr. Collins, Director, became a member of the Board in connection with the Recapitalization. Mr. Collins is Senior Managing Director and Chief Executive Officer of Ripplewood Holdings L.L.C., a private investment firm formed by him in October 1995. From February 1990 to October 1995, Mr. Collins was a Senior Managing Director of the New York office of Onex Corporation, an Ontario corporation listed on the Toronto and Montreal Stock Exchanges. Mr. Collins is also a director of Danielson Holding Corporation and Dayton Superior Corporation.

     Mr. Starrett, Director, became a member of the Board in November 1998. Since August 1998, Mr. Starrett has served as a consultant to Freeman Spogli. Prior to August 1998, Mr. Starrett was President of Warner Bros. Studio Stores Worldwide and had been employed by Warner Bros. since May 1990. Mr. Starrett is also a director of AFC Enterprises, Inc., Brylane, Inc., Guitar Center, Inc., Petco Animal Supplies, Inc. and The Pantry, Inc.

     Mr. Day, Director, became a member of the Board in April 1999. Mr. Day has been the Executive Vice President and Chief Financial Officer of Sears since March 1999. From July 1993 to June 1998, Mr. Day served as the Executive Vice President and Chief Financial Officer of Safeway Inc. and had been employed by Safeway since 1992.

     Mr. Coyne, Director, became a member of the Board in connection with the Western Auto Merger. Mr. Coyne joined Sears in November 1993 and is currently Director of Strategy and Business Development. Mr. Coyne has held previous positions in the investor relations, capital markets, and controller groups within Sears. From August 1985 to November 1993, Mr. Coyne worked for Ernst & Young. Mr. Coyne is a certified public accountant.

     Mr. Salter, Director, became a member of the Board in April 1999. Mr. Salter has served as the President of the Home Stores division of Sears since 1996. From 1995 to 1996, Mr. Salter served as President of the hard lines division of Sears, and from 1993 to 1995 as the Vice President and General Manager of the home appliances and electronics division of Sears.

     Directors of the Company and Holding are elected annually and hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified.

     Executive Officers are elected by, and serve at the discretion of, the Board of Directors. The Company has entered into employment agreements with certain of its executive officers. See "--Executive Employment Contracts."

Item 11.  Executive Compensation

     The following table sets forth information with respect to compensation earned by the Chief Executive Officer and the four other most highly compensated executive officers who were serving as executive officers at the end of the last completed fiscal year (collectively, the "Executive Officers").


                          Summary Compensation Table


                                                                                          Long Term
                                                                                        Compensation
                                                      Annual Compensation                  Awards
                                          -------------------------------------------  -------------
                                                                                         Securities
                                  Fiscal                              Other Annual       Underlying        All Other
 Name and Principal Position       Year     Salary      Bonus(1)     Compensation(2)    Options/SARs    Compensation(3)
------------------------------   -------- ---------   -----------   -----------------  --------------  -----------------
Garnett E. Smith ..............    1998   $ 457,600   $ 7,948,011       $  --             362,500         $ 8,000
   President and Chief             1997     453,580       471,553          --                  --           7,500
    Executive Officer

Carroll R. Tilley, Jr. ........    1998   $ 240,000   $ 1,236,040       $  --             145,000         $ 7,459
   Executive Vice                  1997     219,014       110,429          --                  --           7,500
    President and General
    Manager

J. O'Neil Leftwich ............    1998   $ 164,415   $   828,220       $  --              72,500         $ 6,932
   Senior Vice President           1997     153,825        42,500          --                  --           7,500
    and Chief Financial
    Officer, Secretary and
    Treasurer

Kenneth A. Wirth, Jr. .........    1998   $ 112,060   $   264,411       $  --              25,000         $ 6,778
   Senior Vice President,          1997     106,460        75,900          --                  --           7,500
    Store Operations

Paul W. Klasing ...............    1998   $ 140,000   $   231,382       $  --              25,000         $ 6,589
   Senior Vice President,          1997     107,692        18,778          --                  --           6,129
   Merchandising

______________________
(1) In connection with the Recapitalization, an aggregate of $11.5 million in extraordinary bonuses were paid to senior employees in April 1998.
(2) While certain officers received perquisites, such perquisites do not exceed the lesser of $50,000 or 10% of each officer's respective salary and bonus.
(3) Consists of matching contributions made by the Company under the Company's 401(k) savings plan.

Executive Employment Contracts

     On April 15, 1998, Mr. Smith entered into an employment and non-competition agreement with the Company. The agreement has an initial term of three years, and renews automatically each year thereafter unless terminated by the Company or Mr. Smith. The agreement provides for a base salary of $458,000, subject to annual increases at the discretion of the Board of Directors, and an annual cash bonus based on the Company's achievement of performance targets established by the Board of Directors. The bonus to be paid upon achievement of targets will be consistent in amount with the bonuses paid to Mr. Smith by the Company historically. In the event Mr. Smith is terminated without cause, or terminates his employment for "good reason" as defined in the employment agreement, he will receive salary through the later of the end of the term of employment or one year from the effective date of termination, less any amounts earned in other employment. Mr. Smith has agreed not to compete with the Company, to preserve its confidential information, not to recruit or employ employees of the Company to or in other businesses, and not to solicit customers or suppliers of the Company for competitors.

     On April 15, 1998, Messrs. Leftwich, Tilley, Wirth and Klasing entered into employment agreements with the Company. The agreements provide that each Executive Officer will receive a base salary of $162,000, $240,000, $112,000 and $140,000, respectively, subject to annual increases at the discretion of the Board of Directors. Such agreements contain severance provisions that provide for base salary for the remainder of the term of the agreement upon termination of employment or one year, unless the termination is due to death, disability or retirement, by the Company for "cause" (as defined in the agreements) or by the employee other than for "good reason" (as defined in the agreements), less any amounts earned in other employment. The initial term of the employment agreements is two years, after which the term of employment will extend from year-to-year unless terminated by either the Company or the employee. Other provisions require the Company to pay bonuses earned by the employee upon the Company's achievement of earnings targets established by the Board of Directors, and an agreement by the employee not to compete with the Company, to preserve its confidential information, not to recruit or employ employees of the Company to or in other businesses, and not to solicit customers or suppliers of the Company for competitors.

Consulting Agreement

     Mr. Taubman has entered into a consulting and non-competition agreement with Holding and the Company. The agreement, which has a term of three years, requires Holding or the Company to pay consulting fees in an amount of $300,000 per annum, plus an annual bonus of at least $300,000 based upon the achievement of targeted performance goals established by the Board of Directors. In fiscal 1998, Mr. Taubman earned $708,222 pursuant to the consulting agreement. Mr. Taubman has agreed not to compete with the Company, to preserve its confidential information, not to recruit or employ employees of the Company to or in other businesses, and not to solicit customers or suppliers of the Company for competitors. Pursuant to the consulting agreement, Holding and Mr. Taubman have entered into an indemnity agreement whereby Holding will indemnify Mr. Taubman for actions taken as an officer or director of or consultant to Holding or the Company to the fullest extent permitted by law. The amount of time Mr. Taubman must devote to his consultation duties declines throughout the term of the agreement. The Company has entered into indemnification agreements similar to that with Mr. Taubman with five of its other directors.

Compensation of Directors

     Directors of the Company receive no compensation as directors. Directors are reimbursed for their reasonable expenses in attending meetings and performing duties as directors.

Stock Subscription Plans

     Holding has adopted Stock Subscription Plans (the "Stock Subscription Plans") pursuant to which certain directors, officers and key employees of the Company have purchased 801,800 shares of the outstanding Holding Common Stock at the same price as Freeman Spogli's purchase of its shares in the Recapitalization, or fair market value at the time of purchase. $2,615,000 of the purchase price for such shares was paid by delivery of full recourse promissory notes bearing interest at the prime rate and due five years from the Recapitalization, secured by all of the stock each such executive owns in Holding. Messrs. Smith, Leftwich, Tilley, Wirth and Klasing purchased 250,000 shares, 50,000 shares, 150,000 shares, 20,000 shares and 20,000 shares, respectively. For these individuals, $0, $250,000, $750,000, $106,000 and $110,000 of their purchase price, respectively, was financed through the delivery of promissory notes on the terms described above. As of January 2, 1999, the outstanding balance on the promissory notes was $237,500, $750,000, $106,000 and $110,000 for each of Messrs. Leftwich, Tilley, Wirth and Klasing, respectively. The agreements entered into in connection with the Stock Subscription Plans provide for restrictions on transferability, and acquired shares are subject to a right of first refusal and a repurchase right at stated prices in favor of Holding and co-sale rights in favor of the executive if Freeman Spogli sells its shares to a third party. The agreements also include an obligation to sell at the request of Freeman Spogli. These rights (but not the restrictions on transferability) will terminate upon an initial public offering by Holding of Holding Common Stock, as further defined in agreements entered into under the Stock Subscription Plans.

Stock Option Plans

     Holding has adopted stock option plans (the "Option Plans"), under which Holding made initial grants of approximately 898,750 shares of Holding Common Stock in April 1998. Each Option Plan participant has entered into an option agreement (an "Option Agreement") with Holding. The Option Plans and each outstanding option thereunder are subject to termination in the event of a change in control of Holding or other extraordinary corporate transactions, as more fully described in the Option Plans. In addition, all options granted pursuant to the Option Plans will terminate

90 days after termination of employment (unless termination was for cause, in which event an option will terminate immediately) or 180 days in the event of termination due to death or disability. Shares received upon exercise of options are subject to both a right of first refusal and a repurchase right at stated prices in favor of Holding, and co-sale rights in favor of the optionee. These rights will terminate upon an initial public offering by Holding of its Common Stock, as further defined in the Option Agreements. Shares received upon exercise of options, as well as all outstanding options, are also subject to obligations to sell at the request of Freeman Spogli. All options will terminate on the seventh anniversary of the Option Agreement under which they were granted if not exercised prior thereto.

     Three different types of options may be granted pursuant to the Option Plans. Fixed Price Service Options will vest over a three-year period in three equal annual installments beginning in fiscal 1999. Performance Options will be earned in installments based upon satisfaction of certain performance targets for the four-year period ending in fiscal 2001. Variable Price Service Options will vest in equal annual installments over a two year period beginning in 2000, and have an exercise price that increases over time.

Option Grants in Connection with the Recapitalization

     The following table sets forth information concerning Options granted in fiscal 1998 to each of the Executive Officers.



                                         Individual Grants
                          ------------------------------------------------------

                                                                                                    Potential Realizable Value at
                                                                                                    Assumed Annual Rates of Stock
                                             % of Total                                                  Price Appreciation
                               Number of       Options/                                                   for Option Term
                              Securities        SARs                                                       Fixed Price and
                              Underlying     Granted to        Exercise or                               Performance Options
                             Options/SARs    Employees in      Base Price      Expiration      -----------------------------------
          Name                Granted(#)     Fiscal Year       ($/Sh)(1)         Date          0%(2)       5%($)(3)    10%($)(3)
--------------------------  -------------- --------------    --------------  -------------     ------     ----------  -----------
Garnett E. Smith..........     362,500(4)         40.3           10.00          4/14/05         -            814,201     1,897,434

Carroll R. Tilley, Jr.....     145,000(5)         16.1           10.00          4/14/05         -            325,680       758,974

J. O'Neil Leftwich........      72,500(6)          8.1           10.00          4/14/05         -            162,840       379,487

Kenneth A. Wirth, Jr......      25,000(7)          2.8           10.00          4/14/05         -             56,994       132,820

Paul W. Klasing...........      25,000(8)          2.8           10.00          4/14/05         -             56,994       132,820

________________
(1) Represents the fair market value of the underlying shares of Common Stock at the time of the grant. A portion of the grant consists of Variable Price Service Options with an exercise price that increases $2.00 on each April
    15 (the anniversary of the grant date).
(2) Unless the stock price increases, which will benefit all stockholders commensurately, an Option holder will realize no gain.
(3) Represents the value of the shares of Common Stock issuable upon the exercise of the Option, assuming the stated rates of price appreciation for seven years, compounded annually, with the aggregate exercise price deducted from the final appreciated value. The 5% and 10% rates are established by the SEC as examples only and are not intended to forecast future appreciation in the Common Stock price. Variable Price Service Options will have no value at the appreciation rates shown. Performance Options are assumed to be fully vested at the end of the period. Full vesting would require achievement of certain performance targets (as defined in each Stock Option Agreement) by the Company for the period beginning January 4, 1998 and ending at the end of the Company's fiscal year 2001.
(4) Represents 37,500 Fixed Price Service Options, 162,500 Variable Price Service Options, and 162,500 Performance Options.
(5) Represents 15,000 Fixed Price Service Options, 65,000 Variable Price Service Options and 65,000 Performance Options.
(6) Represents 7,500 Fixed Price Service Options, 32,500 Variable Price Service Options, and 32,500 Performance Options.
(7) Represents 3,000 Fixed Price Service Options, 11,000 Variable Price Service Options, and 11,000 Performance Options.

(8) Represents 3,000 Fixed Price Service Options, 11,000 Variable Price Service Options, and 11,000 Performance Options.

Option Exercises and Year-End Value

  The following table sets forth information with respect to the Executive Officers concerning option exercises for the fiscal 1998 and exercisable and unexercisable options held as of January 2, 1999.

                                                                    Number of Securities
                                                                   Underlying Unexercised               Value of Unexercised
                                                                         Options at                    In-the-Money Options at
                                     Shares                          January 2, 1999(#)                January 2, 1999($)(a)(b)
                                  Acquired on       Value      --------------------------------   ----------------------------------
            Name                  Exercise(#)     Realized($)   Exercisable      Unexercisable      Exercisable        Unexercisable
-----------------------------   --------------  -------------- -------------    ---------------   --------------     ---------------
Garnett E. Smith.............               --              --         0          362,500         $          --      $  2,472,250
Carroll R. Tilley, Jr........               --              --         0          145,000                    --           988,900
J. O'Neil Leftwich...........               --              --         0           72,500                    --           494,450
Kenneth A. Wirth, Jr.........               --              --         0           25,000                    --           170,500
Paul W. Klasing..............               --              --         0           25,000                    --           170,500

______________________
(a) There is no established public trading market for the Holding Common Stock. Holding believes that the fair market value of the Holding Common Stock was $16.82 per share as of January 2, 1999.
(b) Values for "in-the-money" outstanding options represent the positive spread between the respective exercise prices of the outstanding options and the fair market value of the underlying the Holding Common Stock of $16.82 as described in note (a).

Compensation Committee Interlocks and Insider Participation

     The Board of Directors of the Company determines the compensation of the Executive Officers. During fiscal 1998, Messrs. Taubman and Smith participated in Board of Director deliberations regarding the compensation of the Company's Executive Officers.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information, as of April 2, 1999, with respect to the beneficial ownership of Holding Common Stock by (i) each person who beneficially owns more than 5% of such shares, (ii) each of the Executive Officers named in the Summary Compensation Table, (iii) each member of the Board of Directors of Holding and (iv) all Executive Officers and Directors of Holding and the Company as a group.

                                                            Amount of
                                                            Beneficial          Percent
Name of Beneficial Owner                                    Ownership          of Class
----------------------------------------------------------------------     ------------
Freeman Spogli & Co. Incorporated(1)                        11,022,652             39.0%
 Mark J. Doran(1)                                                   --               --
 John M. Roth(1)                                                    --               --
WA Holding Co.(2).                                          11,474,606             40.6%
 Julian C. Day(2)                                                   --               --
Ripplewood Partners, L.P. and affiliates(3)                  2,891,795             10.2%
 Timothy C. Collins(3)                                              --               --
Nicholas F. Taubman(4)                                       1,398,632              5.0%
Arthur Taubman Trust dated July 13, 1964(5)                  1,148,633              4.0%
Garnett E. Smith                                               250,000                *
Carroll R. Tilley, Jr.                                         150,000                *
J. O'Neil Leftwich                                              50,000                *
Peter J. Starrett                                               23,782                *
Michael Coyne                                                       --               --
William L. Salter                                                   --               --
Paul W. Klasing                                                 20,000                *
David R. Reid                                                   20,000                *
S. Lynn Stevens                                                 20,000                *
Jimmie L. Wade                                                  25,000                *
Anthony R. Weatherly                                            20,000                *
Kenneth A. Wirth, Jr.                                           20,000                *
Joe H. Vaughn, Jr.                                              10,000                *
All directors and officers as a group (16 individuals)      28,045,100(6)          99.2%

-------------------
* Less than 1%
(1) 11,022,652 shares of Holding Common Stock are held of record by FS Equity Partners IV, L.P. ("FSEP IV"). As general partner of FSEP IV, FS Capital Partners LLC ("FS Capital") has the sole power to vote and dispose of the shares owned by FSEP IV. Messrs. Doran and Roth and Bradford M. Freeman, Todd W. Halloran, Jon D. Ralph, Charles P. Rullman, J. Frederick Simmons, Ronald P. Spogli and William M. Wardlaw are the sole managing members of FS Capital, and Messrs. Doran, Freeman, Halloran, Ralph, Roth, Rullman, Simmons, Spogli and Wardlaw are the sole directors, officers and shareholders of Freeman Spogli & Co. Incorporated, and as such may be deemed to be the beneficial owners of the shares of Holding Common Stock and rights to acquire Holding Common Stock owned by FSEP IV. Freeman Spogli and its named officers and directors have, in addition, sole power to vote 2,891,795 shares of Holding Common Stock owned of record by Ripplewood Partners, L.P. (the "Ripplewood Partners") and Ripplewood Advance Auto Parts Employee Fund I L.L.C. (the "Ripplewood Fund") pursuant to an irrevocable proxy delivered to Freeman Spogli under the terms of the Stockholders Agreement. Such irrevocable proxy will expire upon an initial public offering by Holding. Freeman Spogli neither has shared nor sole power to dispose of shares held by Ripplewood Partners or Ripplewood Fund. The business address of Freeman Spogli & Co. Incorporated, FSEP IV, FS Capital, and Messrs. Freeman, Spogli,

     Wardlaw, Simmons, Roth, Rullman and Doran is 11100 Santa Monica Boulevard, Suite 1900, Los Angeles, California 90025.
(2) 11,474,606 shares of Holding Common Stock are held of record by WA Holding Co. ("WAH") a wholly owned subsidiary of Sears. As the sole stockholder of WAH, Sears has the sole power to vote and dispose of the shares owned by WAH. As Chief Financial Officer of Sears, Mr. Day has the power to direct the voting of the shares of Holding Common Stock held by WAH, and as such may be deemed to be the beneficial owner of the shares of Holding Common Stock owned by WAH. The business address of WAH and Mr. Day is 3333 Beverly Road, Hoffman Estates, Illinois 60179.
(3) 2,763,110 shares of Holding Common Stock are held of record by Ripplewood Partners, and 128,685 shares of Holding Common Stock are held of record by Ripplewood Fund. Ripplewood Holdings, L.L.C. is the sole general partner of Ripplewood Partners and the sole managing member of Ripplewood Fund and, therefore, has the sole power to dispose of the shares owned by Ripplewood Partners or Ripplewood Fund. Until an initial public offering by Holding, pursuant to the Stockholders Agreement and an irrevocable proxy required by the terms thereof, Freeman Spogli has sole voting power over all of the shares of Holding Common Stock held by Ripplewood Partners and Ripplewood Fund. Mr. Collins is the Senior Managing Director and Chief Executive Officer of Ripplewood Holdings L.L.C. and as such may be deemed to be the beneficial owner of the shares of Holding Common Stock and the rights to acquire Holding Common Stock owned by Ripplewood Partners and Ripplewood Fund. The business address of Ripplewood Holdings L.L.C., Ripplewood Partners, Ripplewood Fund, and Mr. Collins is 1 Rockefeller Plaza, 32nd Floor, New York, New York 10020.
(4) Includes 250,000 shares subject to immediately exercisable options. The stockholder's business address is 5673 Airport Road, Roanoke, Virginia 24012.
(5) Includes 250,000 shares subject to immediately exercisable options. The trustees of the Arthur Taubman Trust dated July 13, 1964 are Eugenia Taubman, who is the spouse of Nicholas F. Taubman, and Grace W. Taubman, who is his mother. The business address of the trust is 5673 Airport Road, Roanoke, Virginia 24012.
(6) Includes 608,782 shares which have been acquired by management pursuant to stock subscription plans, including Messrs. Smith, Tilley, Leftwich and Wirth.

Item 13.  Certain Relationships and Related Transactions.

Affiliated Leases

     The Company leases its Roanoke, Virginia distribution center, an office/warehouse, a warehouse, 23 of its stores and four former stores from Nicholas F. Taubman or members of his immediate family, and its corporate headquarters from Ki, L.C., a Virginia limited liability company owned by two trusts for the benefit of a child of Mr. Taubman. Rents for the affiliated leases may be slightly higher than rents for non-affiliated leases, but the Company does not believe the amount of such difference to be material. In addition, certain terms of the affiliate leases may be more favorable to the landlord than those contained in leases with non-affiliates, primarily terms relating to the maintenance of the facilities. However, in connection with the Recapitalization, certain other terms of the leases with affiliates (including provisions relating to assignment, damage by casualty and default cure periods) were amended so that they would be no less favorable to the Company than non-affiliated leases. All affiliate leases are on a triple net basis. Lease expense for leases with affiliates has been $3,076,000, $3,171,000 and $2,888,000 for fiscal 1996, 1997 and 1998, respectively.

     Three Western Auto Puerto Rico stores are on the premises of Sears stores and the buildings are subleased from Sears. The rental rates were established prior to the Western Auto Merger by arm's-length negotiation between the Company and Sears, and the Company believes that the rent under and terms of the subleases reflect market rates and terms at the time of the Western Auto Merger. $97,450 in rent payable to Sears was accrued in fiscal year 1998.

Stockholders Agreement

     Mr. Taubman and the Arthur Taubman Trust Dated July 13, 1964 (the "Taubman Trust" and, together with Mr. Taubman, the "Continuing Stockholders"), Freeman Spogli, Ripplewood Partners, L.P. and Ripplewood Advance Auto Parts Employee Fund I L.L.C. (collectively, "Ripplewood"), WAH and Holding have entered into an Amended and Restated Stockholders Agreement (the "Stockholders Agreement"). Under the

Stockholders Agreement, Freeman Spogli, Ripplewood, WAH and the Continuing Stockholders have the right to purchase their pro rata share of certain new issuances of securities, including capital stock by Holding. In addition, the Stockholders Agreement provides for restrictions on the transferability of the shares of Holding Common Stock of the parties until the earlier of April 1, 2000 or upon consummation of a public offering. Prior to April 15, 2001 (or if earlier, the date of an initial public offering), any transfers of Holding Common Stock by any Continuing Stockholder and Ripplewood are subject to rights of first offer in favor of Freeman Spogli and WAH on a pro rata basis. Prior to an initial public offering, any transfers of Holding Common Stock are subject to rights of first refusal in favor of (i) Freeman Spogli and WAH on a pro rata basis, in the case of a transfer by Ripplewood, (ii) WAH, in the case of a transfer by Freeman Spogli and (iii) Freeman Spogli, in the case of a transfer by WAH. The Stockholders Agreement further provides tag-along rights such that
(i) upon transfers of Holding Common Stock by Freeman Spogli (excluding transfers to affiliates of Freeman Spogli), the Continuing Stockholders, Ripplewood and WAH will have the right to participate in such sales on a pro rata basis; (ii) upon transfers of Holding Common Stock by WAH (excluding transfers to affiliates of WAH), Freeman Spogli, the Continuing Stockholders and Ripplewood will have the right to participate in such sales on a pro rata basis; and (iii) upon transfers of Holding Common Stock by Ripplewood (excluding transfers to affiliates of Ripplewood), Freeman Spogli will have the right to participate in such sales on a pro rata basis, and if Freeman Spogli exercises such right, the Continuing Stockholders and WAH will have the right to participate in such sales on a pro rata basis. In addition, from and after April 1, 2000, or earlier with the consent of WAH, if Freeman Spogli sells all of its holdings of Holding Common Stock, Ripplewood and the Continuing Stockholders will be obligated to sell all of their shares of Holding Common Stock at the request of Freeman Spogli. Without the consent of the majority of the other stockholders, Sears will not sell WAH to a third party so as to dispose of its indirect interest in Holding.

     The Stockholders Agreement further provides that the parties will vote at each annual meeting of Holding to elect to the Board of Directors Mr. Taubman, the Chief Executive Officer of Holding, three nominees of Freeman Spogli, three nominees of WAH and one nominee of Ripplewood. Certain transfers of Holding Common Stock by either Freeman Spogli or WAH will reduce the number of directors such parties are entitled to nominate. Ripplewood has granted Freeman Spogli an irrevocable proxy to vote Ripplewood's stock in Holding on all matters, expiring upon an initial public offering of common stock by Holding, but Freeman Spogli will nominate one director designated by Ripplewood. The Ripplewood director will agree to vote with the Freeman Spogli directors on all matters prior to an initial public offering of common stock by Holding. Pursuant to the Stockholders Agreement, Mr. Taubman has certain approval rights with respect to major corporate transactions.

Options Granted to the Continuing Stockholders

     In connection with the Recapitalization, Holding entered into an Option Agreement with Mr. Taubman and the Taubman Trust whereby each of them has been granted immediately exercisable options to purchase 250,000 shares of Holding Common Stock. The options have an initial exercise price of $10.00, with the exercise price increasing by $2.00 on each anniversary of the Recapitalization. Both the exercise price and the number of shares which may be purchased pursuant to the options are subject to certain adjustments. The options will expire if not exercised by the seventh anniversary of the Recapitalization. Shares received upon exercise of all or any part of the option by the Continuing Stockholders will be subject to the Stockholders Agreement.

Sale of Airplane

     In fiscal 1998, in connection with the Recapitalization, Mr. Taubman purchased an airplane from the Company for $4.1 million, a price equal to the approximate net book value of the airplane, which amount also equaled the approximate fair market value of the airplane (based on estimates of value provided by the airplane's manufacturer). The airplane was purchased in 1995 for $5.2 million.

Registration Rights Agreement

     Pursuant to the Stockholders Agreement, Holding agreed, beginning 180 days after consummation of an initial public offering of common stock by Holding, that upon the request of Freeman Spogli, WAH and the Continuing Stockholders it will register under the Securities Act and applicable state securities laws the sale of Holding Common Stock owned by Freeman Spogli, WAH and the Continuing Stockholders subject to certain limitations. Holding has granted unlimited piggy-back registration rights to Freeman Spogli, Ripplewood, WAH and the Continuing Stockholders. Holding also granted three demand registrations to each of Freeman Spogli and WAH, two demand registrations to the Continuing Stockholders, and one demand registration to Ripplewood. Holding granted WAH the right, beginning 180 days after the consummation of an initial public offering, to distribute its shares of Holding Common Stock to Sears' stockholders. Holding's obligation is subject to certain limitations relating to the minimum amount required for registration, the timing of registrations and other similar matters. Holding is obligated to pay any registration expenses incidental to such registrations, excluding underwriters' commissions and discounts. Holding has agreed to indemnify Freeman Spogli, Ripplewood, WAH, the Continuing Stockholders and the control person of any of the foregoing against certain liabilities including liabilities under the Securities Act.

Management Equity Plans

     See "Item 11. Executive Compensation--Stock Subscription Plans" and "-- Stock Option Plans."

Indemnification Agreements

     In connection with the Recapitalization, the Company entered into indemnification agreements with certain of the directors of the Company.

Certain Payments

     In connection with the Recapitalization, a portion of the common stock and all of the preferred stock of Holding were converted into the right to receive in the aggregate approximately $351.0 million in cash and certain options to purchase shares of Holding Common Stock. In addition, Freeman Spogli and Ripplewood, stockholders of Holding, received collectively a $5.0 million fee for arranging the financing, performing advisory and consulting services and negotiating the Recapitalization, and Freeman Spogli, Ripplewood and the Continuing Stockholders received collectively a $3.5 million fee for performing similar services with respect to the Western Auto Merger. In connection with the Recapitalization, certain employees of the Company, including the Executive Officers, received an aggregate of approximately $11.5 million in bonuses with Messrs. Smith, Tilley, Leftwich, Wirth and Klasing receiving $7.0 million, $1.0 million, $750,000, $150,000 and $150,000, respectively.

Other Transactions with Sears

     On November 2, 1998, Western Auto Supply Company merged into a subsidiary of the Company. In the Western Auto Merger, WAH was issued 11,474,606 shares of Holding Common Stock, representing approximately 40% of the outstanding Holding Common Stock. In connection with the Western Auto Merger, WAH became entitled, under the Stockholders Agreement described above, to nominate three directors to the Board of Directors of Holding. Michael Coyne, an employee of Sears, was appointed to the Board of Directors on November 2, 1998. Julian C. Day and William L. Salter, each an employee of Sears, were appointed to the Board of Directors in April 1999.

     In connection with the Western Auto Merger, Western Auto entered into agreements with Sears in order to continue to obtain supplies of certain products bearing trademarks owned by Sears for the Western Auto dealer network and the Service Stores for three years. Pursuant to these agreements, Western Auto purchased directly from the manufacturers approximately $6.0 million of these products in fiscal 1998, and the Company believes that Sears received fees in association with such sales. The prices paid per unit for the products sold in the Western Auto and Parts America stores were determined prior to the Western Auto Merger by arm's-length negotiation between the Company and Sears.

     In connection with the Western Auto Merger, Western Auto and Western Auto of Puerto Rico, Inc., a subsidiary of Western Auto, entered into agreements with Sears and its affiliates whereby consumers can make retail purchases at Western Auto, Parts America and Western Auto Puerto Rico stores and the dealer network using the Sears credit card and other Western Auto private label credit cards. The Sears affiliates are paid a discount fee on each retail transaction that is competitive with the fees paid by Western Auto and the Company to third party credit card providers such as Visa, MasterCard and American Express. In fiscal 1998, Western Auto and Western Auto of Puerto Rico accrued approximately

$657,000 in discount fees payable to Sears, $147,000 of which was paid. In addition, a portion of Western Auto's Puerto Rico administrative facility and certain Western Auto employees are leased to Sears for use in Sears administration of the credit card program. The lease payments, which aggregated approximately $644,000 in fiscal 1998, are intended to reimburse the Company for its expense in connection with the facility and the employees.

     In connection with the Western Auto Merger, Sears and the Company are each providing certain services to effect an orderly transition of Western Auto Supply Company from a subsidiary of Sears to a subsidiary of the Company. Such services include payroll, accounts payable and administration of commercial credit programs. Each party is reimbursed by the other for its costs incurred in providing transition services. Pursuant to this arrangement, the Company accrued $844,000 for services performed by Sears for the Company and $38,000 as reimbursement for services performed by the Company for Sears in fiscal 1998.

     Under the terms of an insurance program established by a Sears subsidiary on behalf of Western Auto Supply Company prior to the Western Auto Merger, with respect to certain insurable losses where the Company may otherwise have a retention obligation or deductible under the applicable insurance policy providing coverage, the Company will be entitled to be reimbursed by Sears for its losses. No material payments were made under the insurance program in fiscal year 1998. Western Auto is currently processing a claim with Sears under the insurance program from which the Company expects to receive approximately $1.5 million.

     In connection with the Western Auto Merger, Sears and the Company entered into an agreement under which the Company may be given a priority position as a local supplier to up to approximately 250 Sears Auto Centers or NTB Stores that are located near Company stores. Under this agreement, upon request from a Sears Auto Center or NTB Store, the Company will deliver parts and charge a price negotiated prior to the Western Auto Merger between the Company and Sears. In addition, if the volume of activity under this agreement meets certain agreed-upon thresholds, Sears will receive rebates on its purchases. The supply arrangement is currently being phased in by the Company and Sears, and no material purchases were made by Sears in fiscal year 1998. There can be no assurance that the program will result in meaningful revenues to the Company in fiscal year 1999.

     In connection with the Western Auto Merger, Sears has arranged to buy from the Company certain products in bulk for its automotive centers, at cost plus a set handling fee. In fiscal 1998, the Company shipped approximately $2.1 million in products to Sears. The Company made final shipments to Sears under this arrangement of $530,000 in first fiscal quarter of fiscal 1999.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) Documents filed as part of this Report:


            (1 & 2)  Index to Consolidated Financial Statements and Schedules:

                     Advance Holding Corporation and Subsidiaries
                     Consolidated Financial Statements:

                     Report of Independent Public Accountants--Arthur Andersen
                       LLP..........................................................                F-1

                     Consolidated Balance Sheets as of January 2, 1999 and
                       January 3, 1998..............................................                F-2

                     Consolidated Statements of Operations for the Years Ended
                       January 2, 1999, January 3, 1998 and December 28, 1996.......                F-3

                     Consolidated Statements of Changes in Stockholders' Equity for
                       the Years Ended January 2, 1999, January 3, 1998 and
                       December 28, 1996............................................                F-4

                     Consolidated Statements of Cash Flows for the Years Ended
                       January 2, 1999, January 3, 1998 and December 28, 1996.......                F-5

                     Notes to Consolidated Financial Statements January 2, 1999,
                       January 3, 1998 and December 28, 1996........................                F-6

                     Schedule I -- Condensed Financial Information of the
                       Registrant...................................................                F-37

                     Schedule II -- Valuation and Qualifying Accounts...............                F-43




               (3)  Exhibits:

Exhibit
 Number                                        Description
--------                                       -----------
  2.1(2)         Merger Agreement dated as of March 4, 1998 among AHC
                 Corporation and Holding with FS Equity Partners III, L.P., FS Equity
                 Partners IV, L.P. ("FSEP IV"), and FS Equity Partners International,
                 L.P.

  2.2(3)         Agreement and Plan of Merger dated as of August 16, 1998 among
                 Sears, Roebuck and Co. ("Sears"), Western Auto Holding Co.
                 ("WAHC"), Holding, the Company, Western Auto, Advance
                 Acquisition Corporation ("AAC") and the stockholders of Holding listed on the signature pages thereto.

  2.3(4)         Amendment No. 1 to Agreement and Plan of Merger dated as of
                 November 2, 1998 among the Registrant, Sears, WAHC, Western
                 Auto, Holding, AAC and certain stockholders of Holding.

  3.1(1)         Articles of Incorporation of Holding, as amended to date.

  3.2(1)         Bylaws of Holding, as amended to date.

Exhibit
 Number                                        Description
--------                                       -----------
  4.1(1)         Indenture dated as of April 15, 1998 between Holding and United
                 States Trust Company of New York, as Trustee, with respect to the
                 12.875% Senior Discount Debentures due 2009 (including the form of 12.875% Senior Discount Debenture due 2009).

  4.2(2)         Amended and Restated Stockholders Agreement dated November 2,
                 1998 among FS Equity Partners IV, L.P., Ripplewood Partners, L.P.,
                 Ripplewood Advance Auto Parts Employee Fund I L.L.C., Nicholas
                 F. Taubman, The Arthur Taubman Trust dated July 13, 1964, WA
                 Holding Co. and Holding. (including the Terms of the Registration
                 Rights of Common Stock).

 10.1(4)         Amended and Restated Credit Agreement dated as of October 19,
                 1998 among Holding, the Registrant, the lenders party thereto, The
                 Chase Manhattan Bank ("Chase"), Chase Securities Inc., DLJ Capital
                 Funding, Inc. and First Union National Bank.

 10.2(5)         Pledge Agreement dated as of April 15, 1998, as amended and restated as of November 2, 1998, among the Registrant, Holding, the
                 Subsidiary Pledgors listed therein and Chase, as collateral agent.

 10.3(6) Guarantee Agreement dated as of April 15, 1998, as amended and restated as of November 2, 1998, among Holding, the Subsidiary
                 Guarantors listed therein and Chase, as collateral agent.

 10.4(7)         Indemnity, Subrogation and Contribution Agreement dated as of
                 April 15, 1998, as amended and restated as of November 2, 1998, among the Registrant, Holding, the Guarantors listed therein and Chase, as collateral agent.

 10.5(8)         Security Agreement dated as of April 15, 1998, as amended and restated as of November 2, 1998, among the Registrant, Holding, the
                 Subsidiary Guarantors listed therein and Chase, as collateral agent.

 10.6(2)         Lease Agreement dated as of March 16, 1995 between Ki, L.C. and the Company for the Company's headquarters located at 5673 Airport
                 Road, Roanoke, Virginia, as amended.

 10.7(2)         Lease Agreement dated as of January 1, 1997 between Nicholas F.
                 Taubman and the Company for the distribution center located at 1835
                 Blue Hills Drive, N.E., Roanoke, Virginia, as amended.

 10.8(2)         Trust Indenture dated as of December 1, 1997 among McDuffie
                 County Development Authority, First Union National Bank, as
                 trustee, and Branch Banking and Trust Company, as credit facility trustee, relating to the $10,000,000 Taxable Industrial Development
                 Revenue Bonds (Advance Stores Company, Incorporated Project)
                 Series 1997 (the "IRB").

 10.9(2)         Lease Agreement dated as of December 1, 1997 between
                 Development Authority of McDuffie County and the Company relating to the IRB.

10.10(2) Letter of Credit and Reimbursement Agreement dated as of December 1, 1997 among the Company, Holding and First Union
                 National Bank relating to the IRB.

10.11(2)         Advance Holding Corporation 1998 Senior Executive Stock Option
                 Plan.

10.12(2)         Form of Advance Holding Corporation 1998 Senior Executive Stock
                 Option Agreement.

10.13(2)         Advance Holding Corporation 1998 Executive Stock Option Plan.

Exhibit
 Number                                        Description
--------                                       -----------
10.14(2)         Form of Advance Holding Corporation 1998 Stock Option
                 Agreement.

10.15(2)         Advance Holding Corporation 1998 Senior Executive Stock
                 Subscription Plan.

10.16(2)         Form of Advance Holding Corporation Senior Executive Stock
                 Subscription Agreement.

10.17(2)         Advance Holding Corporation 1998 Employee Stock Subscription
                 Plan.

10.18(2)         Form of Advance Holding Corporation Employee Stock Subscription
                 Agreement.

10.19(2)         Form of Secured Promissory Note.

10.20(2)         Form of Stock Pledge Agreement.

10.21(2)         Form of Employment and Non-Competition Agreement between
                 Childs, Cox, Dickerson, Gearheart, Gerald, Gray, Gregory, Hale,
                 Helms, Jeter, Knighten, Kyle, Livesay, McDaniel, Miley, Quinn,
                 Rakes, Richardson, Smith, Turner and Williams and the Company
                 (one-year agreement).

10.22(2)         Form of Employment and Non-Competition Agreement between
                 Tilley, Bigoney, Buskirk, Felts, Fralin, Haan, Klasing, Leftwich, Reid,
                 Stevens, Vaughn, Wade, Weatherly and Wirth and the Company (two-
                 year agreement).

10.23(2)         Form of Indemnity Agreement between certain directors of Holding
                 (other than Nicholas F. Taubman) and Holding.

10.24(2)         Form of Consulting and Non-Competition Agreement among
                 Nicholas F. Taubman, Holding  and the Company.

10.25(2)         Indemnity Agreement dated as of April 15, 1998 between Nicholas F.
                 Taubman and Holding.

10.26(2)         Option Agreement dated as of April 15, 1998 between Nicholas F.
                 Taubman and Holding.

10.27(2)         Option Agreement dated as of April 15, 1998 between Arthur
                 Taubman Trust dated July 13, 1968 and Holding.

10.28(2)         Form of Employment and Non-Competition Agreement among
                 Garnett E. Smith, Holding and the Company.

10.29(1)         Form of Series B Debenture.

    21.1         Subsidiaries of the Company.

    24.1         Power of Attorney (contained in the signature pages hereof).

    27.1         Financial Data Schedule.

     _______________________________
     (1) Incorporated by reference to the exhibit designated as the same number in the Registration Statement on Form S-4 of Holding effective October 30, 1998 (No. 333-56031).
     (2) Incorporated by reference to the exhibit designated as exhibit 4.3 in the Registration Statement on Form S-4 of Advance Stores Company, Incorporated effective October 30, 1998 (No. 333-56013).
     (3) Incorporated herein by reference to the exhibit designated as exhibit
         10.31 filed with the Current Report on Form 8-K of Advance Stores Company, Incorporated dated November 2, 1998.

     (4) Incorporated herein by reference to the exhibit designated as exhibit
         10.32 filed with the Current Report on Form 8-K of Advance Stores Company, Incorporated dated November 2, 1998.
     (5) Incorporated herein by reference to the exhibit designated as exhibit
         10.33 filed with the Current Report on Form 8-K of Advance Stores Company, Incorporated dated November 2, 1998.
     (6) Incorporated herein by reference to the exhibit designated as exhibit
         10.34 filed with the Current Report on Form 8-K of Advance Stores Company, Incorporated dated November 2, 1998.
     (7) Incorporated herein by reference to the exhibit designated as exhibit
         10.35 filed with the Current Report on Form 8-K of Advance Stores Company, Incorporated dated November 2, 1998.
     (8) Incorporated herein by reference to the exhibit designated as exhibit
         10.36 filed with the Current Report on Form 8-K of Advance Stores Company, Incorporated dated November 2, 1998.

(4)  Reports on Form 8-K.

     (a) Current Report on Form 8-K (date of earliest event--November 2, 1998) related to the Western Auto Merger.

Report of Independent Public Accountants


To the Board of Directors and Stockholders of Advance Holding Corporation:

We have audited the accompanying consolidated balance sheets of Advance Holding Corporation (a Virginia company) and subsidiaries (the Company), as of January 2, 1999, and January 3, 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three fiscal years in the period ended January 2, 1999. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advance Holding Corporation and subsidiaries as of January 2, 1999, and January 3, 1998, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 2, 1999, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in the index to consolidated financial statements and schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. The schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

Greensboro, North Carolina,                          ARTHUR ANDERSEN LLP
 April 9, 1999.

                 Advance Holding Corporation and Subsidiaries

       Consolidated Balance Sheets - January 2, 1999 and January 3, 1998

                    (dollars in thousands, except per share data)


                                                                               January 2,        January 3,
                 Assets                                                          1999              1998
                 ------                                                      ----------------  -----------------
Current assets:
   Cash and cash equivalents                                                 $      36,115      $      15,463
   Marketable securities                                                               -                2,025
   Receivables, net                                                                 92,199             21,892
   Inventories                                                                     726,172            280,267
   Prepaid expenses and other current assets                                         9,254              2,895
   Deferred income taxes                                                               223                  -
   Refundable income taxes                                                             -                1,765
                                                                             ------------------ -----------------
     Total current assets                                                          863,963            324,307
Property and equipment, net                                                        377,761            134,896
Other assets, net of accumulated amortization of $1,875 and $0                      23,631              2,054
                                                                             ------------------ -----------------
                                                                             $   1,265,355      $     461,257
                                                                             ================== =================
  Liabilities and Stockholders' Equity
  ------------------------------------
Current liabilities:
   Bank overdrafts                                                           $      20,403      $       6,970
   Borrowings secured by receivables                                                 5,000              3,359
   Notes payable and current portion of long-term debt                               1,026              3,959
   Current portion of deferred revenue                                               8,049              1,530
   Accounts payable                                                                364,758            157,096
   Accrued expenses                                                                154,614             27,143
   Deferred income taxes                                                               -                3,110
                                                                             ------------------ -----------------
         Total current liabilities                                                 553,850            203,167
                                                                             ------------------ -----------------
Long-term debt                                                                     500,162            100,167
                                                                             ------------------ -----------------
Deferred revenue                                                                     1,389                693
                                                                             ------------------ -----------------
Deferred income taxes                                                                  254             12,839
                                                                             ------------------ -----------------
Other long-term liabilities                                                         50,609                843
                                                                             ------------------ -----------------
Commitments and contingencies

Stockholders' equity:
   8% noncumulative, nonvoting preferred stock, $10 par value, redeemable by the Company at par; liquidation value at par;
      100,000 shares authorized; 0 and 77,300 shares issued
      and outstanding                                                                  -                  773
   Common stock, Class A, voting, $.01 par value; 62,500,000
      shares authorized; 28,261,900 and 2,412,500 issued
      and outstanding                                                                  283                 19
   Common stock, Class B, nonvoting, $.01 par value,
      437,500,000 shares authorized; 0 and 21,875,000 shares
      issued and outstanding                                                           -                  175
   Additional paid-in capital                                                      370,306                -
   Outstanding stock options                                                         3,731                -
   Unamortized stock option compensation                                            (2,736)               -
   Stockholder subscription receivables                                             (2,527)               -
   (Accumulated deficit) retained earnings                                        (209,966)           142,581
                                                                             ------------------ -----------------
         Total stockholders' equity                                                159,091            143,548
                                                                             ------------------ -----------------
                                                                             $   1,265,355       $    461,257
                                                                             ================== =================

                    The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                 Advance Holding Corporation and Subsidiaries

                     Consolidated Statements of Operations
                     For the Years Ended January 2, 1999,
                    January 3, 1998, and December 28, 1996
                            (dollars in thousands)

                                                                            1998         1997       1996
                                                                        ------------  ---------   ----------
                                                                        (52 weeks)   (53 weeks)   (52 weeks)
Net sales                                                                $1,220,759    $848,108   $705,983
Cost of sales, including purchasing and warehousing costs                   763,353     524,586    437,615
                                                                         -----------    --------  ---------
          Gross profit                                                      457,406     323,522    268,368
Selling, general and administrative expenses                                404,526     281,095    228,226
Expenses associated with Recapitalization                                    14,277         -          -
Expenses associated with restructuring                                        6,774         -          -
                                                                         -----------    --------  ---------
          Operating income                                                   31,829      42,427     40,142
Other income (expense):
   Interest expense                                                         (35,038)     (6,086)    (4,891)
   Interest income                                                            1,960         463        638
   Net losses on sales of property and equipment                               (150)       (362)       (97)
   Other, net                                                                  (867)       (422)      (354)
                                                                         -----------    --------  ---------
          Total other income (expense), net                                 (34,095)     (6,407)    (4,704)
                                                                         -----------    --------  ---------
(Loss) income before (benefit) provision for income taxes                    (2,266)     36,020     35,438
(Benefit) provision for income taxes                                            (84)     14,733     14,174
                                                                         -----------   ---------  ---------
Net (loss) income                                                        $   (2,182)   $ 21,287   $ 21,264
                                                                         ===========   =========  ==========



          The accompanying notes to consolidated financial statements are an integral part of these statements.

                 Advance Holding Corporation and Subsidiaries

          Consolidated Statements of Changes in Stockholders' Equity
                     For the Years Ended January 2, 1999,
                    January 3, 1998, and December 28, 1996
                 (dollars in thousands, except per share data)

                                                                               Class A                         Class B
                                           Preferred Stock                  Common Stock                     Common Stock
                                     -------------------------     -----------------------------    -------------------------------
                                       Shares        Amount            Shares         Amount         Shares               Amount
                                     -----------   -----------     -----------      ------------    -----------        ------------
Balance, December 30, 1995               77,300     $     773        2,412,500       $       19     21,875,000          $     175
 Net income                                   -             -                -                -              -                  -
 Preferred dividend,
  $0.80 per share                             -             -                -                -              -                  -
                                     -----------    -----------    -------------     ------------   ----------          ----------
Balance, December 28, 1996               77,300           773        2,412,500               19     21,875,000                175
 Net income                                   -             -                -                -              -                  -
 Preferred dividend,
  $0.80 per share                             -             -                -                -              -                  -
                                     -----------    -----------    -------------     ------------   ----------          ----------
Balance, January 3, 1998                 77,300           773        2,412,500               19     21,875,000                175
 Change in par value of stock                 -             -                -                5              -                 44
 Redemption of stock                    (77,300)         (773)        (662,500)              (7)   (21,875,000)              (219)
 Issuance of Class A common stock
  associated with the Recapitalization,
  net of issuance costs of $775               -             -       10,853,800              109              -                  -
 Issuance of Class A common
  associated with Western Merger,
  net of issuance costs of $575               -             -       15,636,318              156              -                  -
 Other issuances of Class A
  common stock                                -             -           21,782                1              -                  -
 Stockholder subscriptions receivable         -             -                -                -              -                  -
 Stock option compensation                    -             -                -                -              -                  -
 Amortization of stock
  option compensation                         -             -                -                -              -                  -
 Net loss                                     -             -                -                -              -                  -
 Preferred dividend,
  $0.80 per share                             -             -                -                -                                 -
                                     -----------    -----------    -------------     ------------   ----------          ----------
Balance, January 2, 1999                      -     $       -       28,261,900       $      283            -          $       -
                                     -----------    -----------    -------------     ------------   ----------          ----------
                                                                                 Unamortized    Retained
                                        Additional    Stockholder   Outstanding     Stock       Earnings       Total
                                          Paid-in    Subscriptions     Stock        Option    (Accumulated  Stockholders'
                                          Capital     Receivable      Options    Compensation   Deficit)       Equity
                                        ---------     ----------      -------    ------------   --------      --------
Balance, December 30, 1995              $       -     $      -        $    -      $       -     $100,154      $101,121
 Net income                                     -            -             -              -       21,264        21,264
 Preferred dividend,
  $0.80 per share                               -            -             -              -          (62)          (62)
                                         --------      --------       -------       --------   ---------      ---------
Balance, December 28, 1996                      -            -             -              -      121,356       122,323
 Net income                                     -            -             -              -       21,287        21,287
 Preferred dividend,
  $0.80 per share                               -            -             -              -          (62)          (62)
                                         --------      --------       -------       --------   ---------      ---------
Balance, January 3, 1998                        -            -             -              -      142,581       143,548
 Change in par value of stock                   -            -             -              -          (49)            -
 Redemption of stock                            -            -           300              -     (350,301)     (351,000)
 Issuance of Class A common stock
  associated with the Recapitalization,
  net of issuance costs of $775           107,654            -             -              -            -       107,763
 Issuance of Class A common
  associated with Western Merger,
  net of issuance costs of $575           262,272            -             -              -            -       262,428
 Other issuances of Class A
  common stock                                380            -             -              -            -           381
 Stockholder subscriptions
  receivable                                    -       (2,527)            -              -            -        (2,527)
 Stock option compensation                      -            -         3,431         (3,431)           -             -
 Amortization of stock
  option compensation                           -            -             -            695            -           695
 Net loss                                       -            -             -              -       (2,182)       (2,182)
 Preferred dividend,
  $0.80 per share                               -            -             -              -          (15)          (15)
                                         --------      --------       -------       --------   ---------      ---------
Balance, January 2, 1999                 $370,306      $(2,527)       $3,731        $(2,736)   $(209,966)     $159,091
                                         --------      --------       -------       --------   ---------      ---------

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 Advance Holding Corporation and Subsidiaries

                     Consolidated Statements of Cash Flows

  For the Years Ended January 2, 1999, January 3, 1998, and December 28, 1996

                             (dollars in thousands)

                                                                                        1998       1997       1996
                                                                                     ---------- ---------- -----------
                                                                                      (52 weeks)  (53 weeks)  (52 weeks)
Cash flows from operating activities:
 Net (loss) income                                                                     $  (2,182)  $  21,287   $  21,264
 Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
   Depreciation and amortization                                                          29,964      21,801      17,499
   Amortization of stock option compensation                                                 695         -           -
   Amortization of deferred debt issuance costs                                            2,070         -           -
   Amortization of bond discount                                                           5,645         -           -
   Net losses on sales of property and equipment                                             150         362          97
   Sales (purchases) of marketable securities                                              2,025        (192)        (84)
  (Benefit) provision for deferred income taxes                                           (5,348)      4,216       5,234
   Restructuring charge                                                                    6,774         -           -
   Net (increase) decrease in:
       Receivables, net                                                                    4,295      (7,498)     (5,623)
       Inventories                                                                       (99,653)    (27,723)    (72,645)
       Prepaid expenses and other assets                                                  (2,062)       (837)        515
       Refundable income taxes                                                             1,765      (1,765)        -
   Net increase (decrease) in:
       Accounts payable                                                                   65,170      27,072      58,589
       Accrued expenses                                                                   25,877       5,173       2,843
       Deferred revenue                                                                    7,215         195      (1,416)
       Other long-term liabilities                                                         1,622         387         245
                                                                                       ----------- ----------  ------------
         Net cash provided by operating activities                                        44,022      42,478      26,518
                                                                                       ----------- ----------  ------------
Cash flows from investing activities:
 Purchases of property and equipment                                                      (65,790)   (48,864)    (44,264)
 Proceeds from sales of property and equipment                                              6,073        257         143
 Western Merger, net of cash acquired                                                    (170,955)         -           -
                                                                                       ----------- ----------  ------------
         Net cash used in investing activities                                           (230,672)   (48,607)    (44,121)
                                                                                       ----------- ----------  ------------
Cash flows from financing activities:
 Increase (decrease) in bank overdrafts                                                    13,434     (7,188)        634
 Net (repayments) borrowings under notes payable                                           (2,959)         6         226
 Proceeds from issuance of long-term debt                                                  11,500     65,000      62,200
 Principal payments of long-term debt                                                    (102,667)   (52,583)    (50,450)
 Borrowings under debt facilities                                                         485,017        -           -
 Payment of debt issuance costs                                                           (23,374)       -           -
 Proceeds from issuance of Class A common stock - Recapitalization                        105,148        -           -
 Payment for redemption of preferred and common stock - Recapitalization                 (351,000)       -           -
 Proceeds from issuance of Class A common stock - Western Merger                           69,806        -           -
 Other                                                                                      2,397      1,524         (62)
                                                                                       ----------- ----------  ------------
         Net cash provided by financing activities                                        207,302      6,759      12,548
                                                                                       ----------- ----------  ------------
Net increase (decrease) in cash and cash equivalents                                       20,652        630      (5,055)
Cash and cash equivalents, beginning of year                                               15,463     14,833      19,888
                                                                                       ----------- ----------  ------------
Cash and cash equivalents, end of year                                                 $   36,115  $  15,463   $  14,833
                                                                                      ============ ==========  ============
Supplemental cash flow information:
 Interest paid                                                                         $   23,639  $   5,867   $   5,026
 Income taxes paid, net of refunds received                                                 3,129     13,302       7,771
Noncash transactions:
 Debt issuance and acquisition costs accrued at January 2, 1999                             3,734          -           -
 Stock options issued for redemption of stock                                                 300          -           -
 Loans receivable related to issuance of common stock                                       2,527          -           -
 Issuance of common stock - Western Merger                                                193,003          -           -
 Accrued credit card liability - Western Merger                                            10,000          -           -

                The accompanying notes to consolidated financial statements are an integral part of these statments.

                 Advance Holding Corporation and Subsidiaries


                  Notes to Consolidated Financial Statements

            January 2, 1999, January 3, 1998, and December 28, 1996

                 (dollars in thousands, except per share data)


1.  Description of Business:

Advance Holding Corporation and subsidiaries (the Company) is a retailer of automotive replacement parts, accessories and maintenance items, with 1,567, 814 and 649 stores as of January 2, 1999, January 3, 1998, and December 28, 1996, respectively. The Company's principal markets are located throughout the Eastern and Midwest portions of the United States.

On November 2, 1998, Western Auto Supply Company and its wholly owned subsidiaries, Parts America, Inc., Western Auto of Puerto Rico, Inc., Western Auto of St. Thomas, Inc. and WASCO Insurance Company, collectively known as Western, formerly wholly owned by Sears, Roebuck and Co. (Sears) were merged with a subsidiary of the Company (Note 4). The Western Merger added 560 net retail stores in the U.S. operating under the "Parts America" name, and 36 retail stores in Puerto Rico, two retail stores in the U.S. Virgin Islands and two domestic specialty stores that provide service and parts sales, under the "Western Auto" name. In addition to the retail stores, the Company also assumed Western's wholesale business to independent dealers that operate under the "Western Auto" name.

2.  Summary of Significant Accounting Policies:

Accounting Period

The Company's fiscal year ends on the Saturday nearest the end of the month of December. The consolidated financial statements reflect the results of operations for the 52-week periods ended January 2, 1999 (fiscal 1998) and December 28, 1996 (fiscal 1996) and the 53-week period ended January 3, 1998 (fiscal 1997).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                 Advance Holding Corporation and Subsidiaries


                  Notes to Consolidated Financial Statements

            January 2, 1999, January 3, 1998, and December 28, 1996

                 (dollars in thousands, except per share data)


Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks, money market funds, commercial paper and municipal bonds with investor put options at par or original maturities of three months or less.

Marketable Securities

Marketable securities have been categorized as trading securities and, as a result, are stated at fair value as current assets in the accompanying consolidated balance sheets. Unrealized holding gains and losses are recorded as other income or expense due to the short-term nature of the investments.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for approximately 90% and 89% of inventories at January 2, 1999 and January 3, 1998, respectively, and the first-in, first-out (FIFO) method for remaining inventories. The Company capitalizes certain purchasing and warehousing costs into inventory. Purchasing and warehousing costs included in inventory at January 2, 1999 and January 3, 1998, were $41,168 ($18,768 related to inventory acquired from Western) and $16,608, respectively. Inventories consist of the following:

                                                        January 2,      January 3,
                                                          1999             1998
                                                     -------------    --------------
          Inventories at FIFO                             $718,909          $280,267
          Reserve to state inventories at LIFO              10,622             2,274
                                                     -------------    --------------
          Inventories at LIFO                              729,531           282,541
          Other reserves                                    (3,359)           (2,274)
                                                     -------------    --------------
                                                          $726,172          $280,267
                                                     =============    ==============

As a result of price decreases on certain inventory items that went into effect in the last quarter of fiscal 1998, replacement cost of inventory was approximately $709,559 at January 2, 1999. Replacement cost approximated FIFO cost at January 3, 1998.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged directly to expense when incurred; major improvements are capitalized. When items are sold or retired, the related cost and accumulated depreciation are removed from the accounts, with any gain or loss reflected in the consolidated statements of operations.

                 Advance Holding Corporation and Subsidiaries


                  Notes to Consolidated Financial Statements

            January 2, 1999, January 3, 1998, and December 28, 1996

                 (dollars in thousands, except per share data)


Depreciation of land improvements, buildings, furniture, fixtures and equipment and vehicles is provided over the estimated useful lives, which range from 2 to 40 years, of the respective assets using the straight-line method. Amortization of leasehold improvements is provided over the shorter of the estimated useful lives of the respective assets or the term of the lease using the straight-line method.

Impairment of Long-lived Assets

Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets and certain identifiable intangible assets to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 also requires that assets to be disposed of be reported at the lower of the carrying amount or the fair market value less selling costs. During 1996, the Company adopted the provisions of SFAS No. 121, the effect of which was not material to the accompanying consolidated financial statements.

Allowances

The Company receives cooperative advertising allowances, rebates and various other incentives from vendors that are recorded as a reduction of cost of sales or selling, general and administrative expenses when earned. Cooperative advertising revenue is earned as advertising expenditures are incurred. Rebates and other incentives are earned based on purchases. Amounts received or receivable from vendors that are not yet earned are reflected as deferred revenue in the accompanying consolidated balance sheets. Management's estimate of the portion of deferred revenue that will be realized within one year of the balance sheet date has been reflected as a current liability in the accompanying consolidated balance sheets. Total deferred revenue is $9,438 and $2,223 at January 2, 1999 and January 3, 1998, respectively, of which $5,568 and $0 are receivable at January 2, 1999 and January 3, 1998, respectively.

Closed Stores

The Company recognizes a provision for future obligations at the time a decision is made to close a store. The provision for closed stores includes the present value of the remaining lease payments, reduced by the present value of estimated revenues from subleases, and management's estimate of future insurance, property tax and common area maintenance.

                 Advance Holding Corporation and Subsidiaries


                  Notes to Consolidated Financial Statements

            January 2, 1999, January 3, 1998, and December 28, 1996

                 (dollars in thousands, except per share data)


Postretirement Benefits

The Company provides certain health care and life insurance benefits for eligible retired employees. Employees retiring from the Company with 20 consecutive years of service after age 40 are eligible for these benefits, subject to deductibles, co-payment provisions and other limitations.

The estimated cost of retiree health and life insurance benefits is recognized over the years that the employees render service as required by SFAS No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions." The initial accumulated liability, measured as of January 1, 1995, the date the Company adopted SFAS No. 106, is being recognized over a 20-year amortization period.

In connection with the Western Merger (Note 4), the Company assumed Western's benefit obligation under its postretirement health care plan. Under Western's postretirement plan, employees retiring from the Company on or after age 55 who have rendered at least 10 years of service and have participated in the group health insurance plan are entitled to extend their participation in the plan and purchase postretirement coverage for themselves and their dependents. The plan was frozen in fiscal year 1996.

During 1998, the Company adopted SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." SFAS No. 132 revises employers' disclosure about pension and other postretirement benefit plans. It does not change the measurement or recognition of these plans.

Preopening Expenses

Preopening expenses, which consist primarily of payroll and occupancy costs, are expensed as incurred.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was approximately $35,972, $23,274 and $21,694 in fiscal 1998, 1997 and 1996, respectively.

Warranty Costs

The Company's vendors are primarily responsible for warranty claims. Warranty costs relating to merchandise and services sold under warranty which are not covered by vendors' warranties are estimated based on the Company's historical experience and recorded in the period the product is sold.

                 Advance Holding Corporation and Subsidiaries


                  Notes to Consolidated Financial Statements

            January 2, 1999, January 3, 1998, and December 28, 1996

                 (dollars in thousands, except per share data)


Income Taxes

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period-end, based on enacted tax laws and statutory income tax rates applicable to the periods in which the differences are expected to affect taxable income. The provision or benefit for income taxes includes the income tax payable or receivable for the period and the net change during the period in deferred income tax assets and liabilities.

Revenue Recognition

The Company recognizes merchandise revenue at the point of sale to a retail customer and point of shipment to a wholesale customer, while service revenue is recognized upon performance of service. The majority of sales are made for cash; however, during 1996, the Company began to extend credit through a third-party provider of private label credit cards. Receivables under the private label credit card program are transferred to the third-party provider on a limited recourse basis. The Company provides an allowance for doubtful accounts on receivables sold with recourse based upon factors related to credit risk of specific customers, historical trends and other information. In fiscal 1997, the Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which provides that this arrangement be accounted for as a secured borrowing. Receivables under the private label credit card and the related payable to the third-party provider were $5,000 and $3,359 at January 2, 1999 and January 3, 1998, respectively.

Stock Options

As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company elected to account for its employee stock options using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the market price of the Company's common stock at the measurement date over the exercise price. Pro-forma information is presented as if net income had been calculated under the fair value based method as prescribed by SFAS No. 123 (Note
20).

                 Advance Holding Corporation and Subsidiaries


                  Notes to Consolidated Financial Statements

            January 2, 1999, January 3, 1998, and December 28, 1996

                 (dollars in thousands, except per share data)


Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities in their statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company plans to adopt the provisions of this Statement in fiscal 2000. The Company has not yet determined the impact SFAS No. 133 will have on its financial position or the results of its operations.

Reclassifications

Certain items in the fiscal 1997 and fiscal 1996 financial statements have been reclassified to conform with the fiscal 1998 presentation.

3.  Recapitalization:

On April 15, 1998, the Company consummated its recapitalization pursuant to an Agreement and Plan of Merger dated March 4, 1998 (the Merger Agreement). In connection with the Merger Agreement, the Company's Board of Directors authorized a 12,500 to 1 split of the common stock and a change in the par value of the common stock from $100 to $.01 per share. The effects of the 12,500 to 1 stock split have been retroactively applied to all common share information for all periods presented in these financial statements.

Pursuant to the Merger Agreement, AHC Corporation (AHC), a corporation controlled by an investment fund organized by Freeman Spogli & Co. Incorporated (FS&Co.), merged into the Company (the Merger), with the Company as the surviving corporation. In the Merger, a portion of the common stock and all of the preferred stock of the Company were converted into the right to receive in the aggregate approximately $351,000 in cash and certain stock options. Certain shares representing approximately 14% of the outstanding Class A common stock remained outstanding upon consummation of the Merger. Immediately prior to the Merger, FS&Co. purchased approximately $80,500 of the common stock of AHC which was converted in the Merger into approximately 64% of the Company's outstanding common stock and Ripplewood Partners, L.P. and its affiliates (Ripplewood) purchased approximately $20,000 of the common stock of AHC which was converted in the Merger into approximately 16% of the Company's outstanding common stock. In connection with the Merger, management purchased approximately $8,000, or approximately 6%, of the Company's outstanding common stock. The purchase of common stock by management resulted in stockholder subscription receivables.
The notes provide for annual interest payments, at the prime rate, with the entire principal amount due in five years.

                 Advance Holding Corporation and Subsidiaries


                  Notes to Consolidated Financial Statements

            January 2, 1999, January 3, 1998, and December 28, 1996

                 (dollars in thousands, except per share data)


On April 15, 1998, the Company entered into a new bank credit facility that provides for (i) three senior secured term loan facilities in the aggregate amount of $250,000 and (ii) a secured revolving credit facility of up to $125,000. At the closing of the Merger, $125,000 was borrowed under one of the term loan facilities. On April 15, 1998, the Company also issued $200,000 of senior subordinated notes and approximately $112,000 of senior discount debentures with an original discount of $51,983. In connection with these transactions, the Company extinguished a substantial portion of its existing notes payable and long-term debt.

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

Concurrent with the Recapitalization, the Company paid $11,500 in bonuses to certain employees, including executive officers. The Company also incurred $23,927 of Recapitalization related costs and fees, of which $20,375 has been recorded as deferred debt issuance costs, $775 has been recorded as a reduction of the proceeds from the sale of common stock and $2,777 has been expensed.

The employee bonuses and Recapitalization related expenses, primarily professional service fees, are presented as expenses associated with Recapitalization in the accompanying consolidated statement of operations for the year ending January 2, 1999.

In connection with the Recapitalization, FS&Co. and Ripplewood collectively received $5,000 in fees for negotiating the Recapitalization, advisory and consulting services, arranging financing and raising equity funding.

                 Advance Holding Corporation and Subsidiaries


                  Notes to Consolidated Financial Statements

            January 2, 1999, January 3, 1998, and December 28, 1996

                 (dollars in thousands, except per share data)


4.  Western Merger:

On November 2, 1998, the Company consummated a Plan of Merger (the Western Merger) with Sears to acquire Western, for $175,000 in cash and 11,474,606 shares of the Company's common stock. In addition, the Company has agreed to share losses incurred by Sears as a result of the sale, or as a result of continuing the private label credit card programs up to a maximum amount of $10,000 (Credit Card Liability). Based on the sale of the private label credit card programs to date, the Company has recorded the $10,000 as additional purchase price. In connection with the transaction, the Company sold 4,161,712 shares of common stock to certain stockholders for $70,000 and the Company borrowed $90,000 under a new deferred term loan facility. The remainder of the $175,000 was funded through cash on hand. As a result of the transaction, Sears owns approximately 40.6% of the Company's issued and outstanding common stock.

The Western Merger has been accounted for under the purchase method of accounting and, accordingly, the results of operations of Western for the period from November 2, 1998 to January 2, 1999, are included in the accompanying consolidated financial statements. The purchase price has been allocated to the assets acquired and liabilities assumed based upon preliminary estimates of fair values. Negative goodwill of $11,738, resulting from excess fair value over the purchase price, was allocated proportionately as a reduction to certain noncurrent assets, primarily property and equipment. A summary of the fair value of the net assets acquired and cash paid in the Western Merger follows:

               Fair value of assets acquired         $670,186
               Liabilities assumed                   (287,637)
                                                    ----------
                                                      382,549
               Common stock issued                   (193,003)
               Credit card liability                  (10,000)
               Accrued acquisition costs               (2,591)
                                                    ----------
               Cash paid, including acquisition
                costs of $1,955                       176,955
               Less:  Cash acquired                    (6,000)
                                                    ----------
               Net cash paid                         $170,955
                                                    ==========

Total acquisition costs related to the transaction were approximately $4,546, of which $2,591 is reflected in accrued liabilities at January 2, 1999.

Liabilities assumed include restructuring liabilities of approximately $23,354 for severance and relocation costs, facility and other exit costs (Note 5).

The following unaudited pro forma information presents the results of operations of the Company as if the Recapitalization (Note 3) and the Western Merger had taken place on December 29, 1996:

                 Advance Holding Corporation and Subsidiaries


                  Notes to Consolidated Financial Statements

            January 2, 1999, January 3, 1998, and December 28, 1996

                 (dollars in thousands, except per share data)


                                          1998                 1997
                                      ------------         ------------
           Net sales                   $2,174,076           $2,122,019
           Net loss                        (6,427)             (43,056)
                                      ============         =============

The pro forma amounts give effect to certain adjustments, including changes in interest expense, depreciation and amortization, the net costs of credit card programs retained by Sears and related income tax effects. These amounts are based on certain assumptions and estimates and do not reflect any benefit from economies, which might be achieved from combined operations.

The pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operation which actually would have resulted had the Western Merger occurred on the date indicated, or which may result in the future.

In addition to the acquisition costs, the Company incurred $4,747 of costs and fees, of which $3,942 has been recorded as deferred debt issuance costs, $575 has been recorded as a reduction of the proceeds from the sale of common stock and $230 has been expensed. Of the $4,747, FS&Co., Ripplewood, the Chairman of the Board and an affiliated trust (the Continuing Stockholders) collectively received $3,575 in fees and expenses for assistance in the Western Merger, arranging financing, raising equity funding and general consultation.

5.  Restructuring Liabilities:

Expenses associated with restructuring include estimated exit costs of $6,348 and write-offs of related leasehold improvements of $426 associated with the decision to close 31 Advance Auto Parts stores that were in overlapping markets with certain Parts America stores obtained in the Western Merger. As of January 2, 1999, the Company had closed 3 of these stores with the remainder to be closed during the first two quarters of fiscal 1999. Store exit costs represent the present value, discounted at a 6.5% interest rate, of remaining lease payments, including management's estimate of future insurance, property tax and common area maintenance, reduced by management's estimate of future sublease revenue.

In connection with the Western Merger, the Company assumed the restructuring accrual related to Western's restructuring activities prior to the Western Merger. As of January 2, 1999, this restructuring accrual relates primarily to ongoing lease obligations on closed facilities and estimated severance payments.

The Company is pursuing subleasing closed stores, including service bays in stores obtained through the Western Merger that are currently not involved in the production of revenue.

                 Advance Holding Corporation and Subsidiaries


                  Notes to Consolidated Financial Statements

            January 2, 1999, January 3, 1998, and December 28, 1996

                 (dollars in thousands, except per share data)


A reconciliation of activity with respect to these restructuring accruals is as follows:

                                                                 Other
                                                                  Exit
                                                 Severance       Costs
                                                -----------  ----------
Restructuring reserves assumed
 in Western Merger                                $1,092        $8,569

Restructuring provision for Advance store
 exit costs and fixed asset write-downs                -         6,774
Reserves utilized                                   (410)         (570)
                                                -----------  -----------
Balance, January 2, 1999                            $682        $14,773
                                                ========================

As of the date of the Western Merger, management began to assess and formulate a plan to close certain Parts America stores in overlapping markets or stores not meeting the Company's profitability objectives, to exit certain other facility leases, to relocate certain Western administrative functions to the Company's headquarters and to terminate certain management, administrative and support employees of Western. Additional purchase price liabilities have been recorded for approximately $8,970 for severance and relocation costs and approximately $14,384 for store and other exit costs. As of January 2, 1999, 66 employees have been terminated and 52 stores have been closed. The Company expects to finalize its plan for termination of employees and closure of Parts America stores within one year from the date of the Western Merger. Additional liabilities for severance, relocation, store and other facility exit costs may result in an adjustment to purchase accounting.

A reconciliation of activity with respect to these liabilities, which are included in restructuring accruals on the consolidated balance sheet as of January 2, 1999, is as follows:

                 Advance Holding Corporation and Subsidiaries


                  Notes to Consolidated Financial Statements

            January 2, 1999, January 3, 1998, and December 28, 1996

                 (dollars in thousands, except per share data)


                                                                                       Other
                                                                                        Exit
                                                        Severance      Relocation      Costs
                                                        ---------      ----------      -----
     Recognized as liabilities assumed
         in purchase accounting and
         included in purchase price
         allocation                                    $8,000          $ 970          $14,384
     Reserves utilized                                   (262)          (132)            (652)
                                                      --------        --------       ---------
     Balance at January 2, 1999                        $7,738          $ 838          $13,732
                                                      ========        =======        =========

6.  Stockholders' Agreement:

The Continuing Stockholders, WA Holding Co. (WAH), a subsidiary of Sears and the Company have entered into a Stockholders' Agreement (the Stockholders' Agreement). Under the Stockholders' Agreement, the Continuing Stockholders and WAH have the right to purchase their pro rata share of certain new issuances of common stock as well as the right to participate pro rata in any sale of common stock by a stockholder. In addition, the Stockholders' Agreement provides that until the earlier of April 2000 or the consummation of a public offering, FS&Co. and WAH have approval rights related to any sale of shares by a party to the Stockholders Agreement. Sales of common stock by the Chairman of the Board, an affiliated trust and Ripplewood are subject to a right of first offer in favor of FS&Co. and WAH through April 2001. The Stockholders' Agreement provides Ripplewood, the Chairman of the Board and an affiliated trust with tag-along rights in the event of sales by FS&Co. or WAH. After April 2000, if FS&Co. sells all of its common stock, Ripplewood, the Chairman of the Board and an affiliated trust will be obligated to sell all of their shares of common stock at the request of FS&Co.

The Stockholders' Agreement further provides that FS&Co., WAH and Ripplewood will have defined levels of representation on the Board of the Directors. Ripplewood has granted FS&Co. an irrevocable proxy to vote Ripplewood's common stock on all matters, expiring upon an initial public offering. Pursuant to Stockholders' Agreement, the existing Chairman of the Board has certain approval rights with respect to major corporate transactions.

                 Advance Holding Corporation and Subsidiaries


                  Notes to Consolidated Financial Statements

            January 2, 1999, January 3, 1998, and December 28, 1996

                 (dollars in thousands, except per share data)


7.  Investments:


Marketable securities classified as current assets include the following:


                                                               January 2, 1999                      January 3, 1998
                                                     ------------------------------------    ------------------------------
                                                            Fair                                   Fair
                                                            Value               Cost              Value           Cost
                                                     ----------------    ----------------    -------------    -------------
Cash and cash equivalents-
      Municipal bonds                                         $     -             $     -           $1,175           $1,175
      Commercial paper                                         13,713              13,713            6,821            6,821
      Money market funds                                        1,341               1,341               42               42
                                                     ----------------    ----------------    -------------    -------------
                                                              $15,054             $15,054           $8,038           $8,038
                                                     ================    ================    =============    =============
Marketable securities - Mutual fund                           $     -             $     -           $2,025           $1,962
                                                     ================    ================    =============    =============


8.  Receivables:

Receivables consist of the following:


                                                                January 2,            January 3,
                                                                   1999                  1998
                                                           ----------------     -------------------
Trade:
       Wholesale                                                    $26,463                 $     -
       Retail                                                         6,470                   3,359
Vendor                                                               38,142                  19,029
Installment                                                          11,311                       -
Related parties                                                       6,236                       -
Employees                                                               555                      79
Other                                                                 6,802                       -
                                                           ----------------     -------------------
Total receivables                                                    95,979                  22,467
Less:  allowance for doubtful accounts                               (3,780)                   (575)
                                                           ----------------     -------------------
Receivables, net                                                    $92,199                 $21,892
                                                           ================     ===================

                 Advance Holding Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements
            January 2, 1999, January 3, 1998, and December 28, 1996
                 (dollars in thousands, except per share data)


9.  Property and Equipment:

Property and equipment consists of the following:

                                         Estimated    January 2,  January 3,
                                        Useful Lives     1999        1998
                                        ------------  ----------  ----------
    Land and land improvements            0-10 years   $ 45,577    $  3,316
    Buildings                               40 years     71,752      10,434
    Building and leasehold
      improvements                      (See Note 2)     73,772      18,435
    Furniture, fixtures and equipment     3-12 years    254,573     143,069
    Vehicles                              2-10 years     22,892      21,979
    Property held for sale                                2,479           -
    Construction in progress                              5,065      15,603
                                                       --------    --------
                                                        476,110     212,836
    Less: Accumulated depreciation and
      amortization                                      (98,349)    (77,940)
                                                       --------    --------
    Property and equipment, net                        $377,761    $134,896
                                                       ========    ========

10.  Other Assets:

As of January 2, 1999, other assets include deferred debt issuance costs of $20,375 and $3,942 relating to the Recapitalization (Note 3) and the Western Merger (Note 4), respectively. Such costs are being amortized over the term of the related debt (6 years to 11 years).

11.  Accrued Expenses:

Accrued expenses consist of the following:

                                                          January 2,  January 3
                                                             1999       1998
                                                          ----------  ---------
     Payroll and related benefits                          $ 36,671    $ 7,307
     Restructuring                                           20,604         -
     Warranty                                                21,249      1,750
     Other                                                   76,090     18,086
                                                           --------    -------
     Total accrued expenses                                $154,614    $27,143
                                                           ========    =======

                 Advance Holding Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements
            January 2, 1999, January 3, 1998, and December 28, 1996
                (dollars in thousands, except per share data)

12.  Other Long-term Liabilities:

Other long-term liabilities consist of the following:

                                                        January 2,   January 3,
                                                           1999         1998
                                                        ----------   ----------
     Other postretirement employee benefits               $30,460       $843
     Restructuring                                         17,159         -
     Other                                                  2,990         -
                                                          -------       ----
     Total other long-term liabilities                    $50,609       $843
                                                          -------       ----

13.  Notes Payable and Short-term Financing Agreements:

The Company maintained short-term lines of credit with several banks with aggregate available borrowings of $32,000 at January 3, 1998. All amounts borrowed under these lines of credit were repaid during fiscal 1998 in connection with the Recapitalization. During fiscal 1998, fiscal 1997 and fiscal 1996 the maximum short-term borrowings were $19,500, $22,109 and $28,068, respectively; the average borrowings were $2,944, $7,406 and $11,624, respectively; and the weighted average interest rates were 6.1%, 6.1% and 6.0%, respectively. Borrowings outstanding under the lines of credit were $2,959 at January 3, 1998.

                 Advance Holding Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements
            January 2, 1999, January 3, 1998, and December 28, 1996
                (dollars in thousands, except per share data)

14.  Long-term Debt:

Long-term debt consists of the following:

                                                        January 2,   January 3,
                                                           1999         1998
                                                        ----------   ---------
Senior Debt:
  Deferred term loan at variable interest rates
    (8.125% at January 2, 1999), due April 2004          $ 90,000    $     -
  Delayed draw facilities at variable interest
    rates, due April 2004                                     -            -
  Revolving facility at variable interest rates
    (7.8125% at January 2, 1999), due April 2004           10,000          -
  Tranche B facility at variable interest rates
    (8.125% at January 2, 1999), due April 2006           125,000          -
  Revolving credit arrangements unsecured, interest
    payable monthly at variable rates (6.22% at
    January 3, 1998, repaid in April 1998                     -         84,500
  Term note, unsecured, interest payable monthly
    at variable rates (6.47% at January 3, 1998),
    repaid in April 1998                                      -          6,667
  McDuffie County Authority taxable industrial
    development revenue bonds, issued December 31,
    1997, interest due monthly beginning February 1,
    1998, at an adjustable rate established by the
    Remarketing Agent (6.0% at January 2, 1999),
    principal due on November 1, 2002                      10,000       10,000
  Other                                                       526
Subordinate debt:
  Subordinated notes payable, interest due semi-
    annually at 10.25%, commencing on October 15,
    1998, due April 2008                                  200,000          -
  Discount debentures, at 12.875%, due April 2009,
    face amount of $112,000 less unamortized discount
    of $46,338 (subordinate to substantially all other
    liabilities)                                           65,662
                                                        ---------    ---------
     Total long-term debt                                 501,188      101,167
Less - Current portion of long-term debt                    1,026        1,000
                                                        ---------    ---------
Long-term debt, excluding current portion                $500,162     $100,167
                                                        =========    =========

The deferred term loan, delayed draw facilities, revolving facility and Tranche B facility (New Credit Facility) are with a syndicate of banks. The New Credit Facility provides for the Company to borrow up to $465,000 in the form of senior secured credit facilities, consisting of (i) $90,000 senior secured deferred term loan,(ii) $50,000 senior secured delayed draw term loan facility (the Delayed Draw Facility I), (iii) $75,000 senior secured delayed draw term loan facility (the Delayed Draw Facility II) and, together with the Delayed Draw Facility I, (the Delayed Draw Facilities), (iv) a $125,000 Tranche B senior secured term loan facility (the Tranche B Facility), and (v) a $125,000 senior secured revolving credit facility (the Revolving Facility). The Revolving Facility has a letter of credit sublimit of $25,000. Amounts available under the Delayed Draw Facilities and the Revolving Facility are subject to a borrowing base formula based on a specified percentage of the Company's eligible inventory. As of January 2, 1999, $226,900 was available under these facilities.

                 Advance Holding Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements
            January 2, 1999, January 3, 1998, and December 28, 1996
                (dollars in thousands, except per share data)


Borrowings under the New Credit Facility are required to be prepaid, subject to certain exceptions, with (a) 50% of the Excess Cash Flow (as defined), (b) the net cash proceeds of all asset sales or other dispositions of property (as defined), (c) the net proceeds of issuances of debt obligations and, (d) the net proceeds of issuance of equity securities. Excess Cash Flow is defined as the excess of (A ) the sum of Advance Stores Company, Incorporated's (Stores'), a wholly owned subsidiary, (i) consolidated net income (excluding certain gains and losses and restricted payments made to its parent), (ii) depreciation, amortization and other non cash charges, (iii) any decrease in Net Working Capital (as defined), (iv) increases in the deferred revenues, and (v) proceeds of certain indebtedness incurred, over (B) the sum of (a) any non cash gains,
(b) any increases in Net Working Capital, (c) decreases in consolidated deferred revenues, (d) capital expenditures, and (c) repayments of indebtedness (subject to certain exceptions). No mandatory Excess Cash Flow prepayments were made in fiscal 1998 nor are any expected for fiscal 1999.

For the first four fiscal quarters after April 1998, the interest rates under the Delayed Draw Facilities and the Revolving Facility are based, at the option of the Company, on either a eurodollar rate plus 2.25% per annum or a base rate plus 1.25% per annum. Thereafter, the interest rates under the Delayed Draw Facilities and the Revolving Facility will be determined by reference to a pricing grid that will provide for reductions in the applicable interest rate margins based on the trailing Total Debt to EBITDA ratio, as defined, of Stores. The interest rate under the Deferred Term Loan and Tranche B Facility are based, at the option of the Company, on a Eurodollar rate plus 2.5% or a base rate plus 1.5%. A commitment fee of 0.50% per annum will be charged on the unused portion of the New Credit Facility.

The New Credit Facility is guaranteed by the Company and is secured by substantially all of the assets of the Company and its subsidiaries. The New Credit Facility contains covenants restricting the ability of the Company and its subsidiaries to, among others, (i) declare dividends or redeem or repurchase capital stock, (ii) make loans and investments and (iii) engage in transactions with affiliates or the Company to change its passive holding company status. The Company is required to comply with financial covenants with respect to (a) a maximum leverage ratio, (b) a minimum interest coverage ratio, and (c) a minimum retained cash earnings test.

On December 31, 1997, the Company entered into an agreement with McDuffie County Authority under which bond proceeds of $10,000 were issued to construct a distribution center. Proceeds of the bond offering that have not been expended as of January 2, 1999, of $1,091 are in a restricted escrow account and included in prepaid expenses and other current assets on the January 2, 1999, consolidated balance sheet. These industrial development revenue bonds currently bear interest at a variable rate, with a one-time option to convert to a fixed rate, and are secured by a letter of credit.

                 Advance Holding Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements
            January 2, 1999, January 3, 1998, and December 28, 1996
                (dollars in thousands, except per share data)


The $200,000 Senior Subordinated Notes (the Notes) are unsecured and are subordinate in right of payment to all existing and future Senior Debt. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after April 15, 2003. In addition, at any time prior to April 15, 2001, the Company may redeem up to 35% of the initially outstanding aggregate principal amount of the Notes at a redemption price equal to 110.25% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, thereon to the date of redemption, with the net proceeds of one or more equity offerings; provided that, in each case, at least 65% of the initially outstanding aggregate principal amount of the Notes remains outstanding immediately after the occurrence of any such redemption; and provided further, that such redemption shall occur within 90 days of the date of the closing of such equity offering.

Upon the occurrence of a change of control, (as defined), each holder of the Notes will have the right to require the Company to repurchase all or any part of such holder's Notes at an offering price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest and liquidated damages, if any, thereon to the date of purchase.

The Notes contain various non-financial restrictive covenants that limit, among other things, the ability of the Company and its subsidiaries to issue preferred stock, repurchase stock and incur certain indebtedness, engage in transactions with affiliates, pay dividends or certain other distributions, make certain investments and sell stock of subsidiaries.

The Senior Discount Debentures (the Debentures) accrue at a rate of 12.875%, compounded semi-annually, to an aggregate principal amount of $112,000 million by April 15, 2003. Cash interest will not accrue on the Debentures prior to April 15, 2003. Commencing April 15, 2003, cash interest on the Debentures will accrue and be payable, at a rate of 12.875% per annum, semi-annually in arrears on each April 15 and October 15. As of January 2, 1999, the Debentures have been accreted by $5,645 with corresponding interest expense of $5,645 recognized for the year ended January 2, 1999.

The Debentures are redeemable at the option of the Company, in whole or in part, at any time on or after April 15, 2003. In addition, at any time prior to April 15, 2001 the Company may, at its option, redeem up to 35% of the aggregate principal amount at maturity of the Debentures originally issued at a redemption price equal to 112.875% of the accreted value thereof, plus liquidated damages, if any, with the net cash proceeds of one or more equity offerings; provided that at least 65% of the original aggregate principal amount at maturity of the Debentures will remain outstanding immediately following each such redemption.

                 Advance Holding Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements
            January 2, 1999, January 3, 1998, and December 28, 1996
                (dollars in thousands, except per share data)


Upon the occurrence of a change of control (as defined), each holder of the Debentures will have the right to require the Company to purchase the Debentures at a price in cash equal to 101% of the accreted value thereof plus liquidated damages, if any, thereon in the case of any such purchase prior to April 15, 2003, or 101% of the aggregate principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, thereon to the date of purchase in the case of any such purchase on or after April 15, 2003. The Company may not have any significant assets other than capital stock of the Stores (which is pledged to secure the Company's obligations under the New Credit Facility). As a result, the Company's ability to purchase all or any part of the Debentures upon the occurrence of a change in control will be dependent upon the receipt of dividends or other distributions from Stores or its subsidiaries. The New Credit Facility and the Senior Subordinated Notes have certain restrictions for Stores with respect to paying dividends and making any other distributions.

The Debentures are subordinated to all of the Company's other liabilities. The Debentures contain certain non-financial restrictive covenants that are similar to the covenants contained in the Notes.

As of January 2, 1999, the Company was in compliance with the covenants of the New Credit Facility, the Notes and the Debentures. Substantially all of the net assets of the Company's subsidiaries are restricted at January 2, 1999.

The aggregate future annual maturities of long-term debt are as follows:

                   1999                       $  1,026
                   2000                          1,000
                   2001                          1,500
                   2002                         12,000
                   2003                          2,000
             Thereafter                        483,662
                                              --------
                                              $501,188
                                              ========

The aggregate future annual maturities above are net of the unamortized discount of $46,338 related to the Debentures.

15.  Income Taxes:

(Benefit) provision for income taxes for fiscal 1998, fiscal 1997 and fiscal 1996 consists of the following:

                 Advance Holding Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements
            January 2, 1999, January 3, 1998, and December 28, 1996

                (dollars in thousands, except per share data)


                           Current    Deferred    Total
                         ----------- ----------- ---------
1998-
   Federal                 $ 3,845    $(4,528)   $  (683)
   State                     1,419       (820)       599
                          --------    -------    --------
                           $ 5,264    $(5,348)   $   (84)
                          ========    =======    ========
1997-
   Federal                 $ 9,177    $ 2,198    $11,375
   State                     1,340      2,018      3,358
                          --------    -------    --------
                           $10,517    $ 4,216    $14,733
                          ========    =======    ========
1996-
   Federal                 $ 8,079    $ 3,843    $11,922
   State                       861      1,391      2,252
                          --------    -------    --------
                           $ 8,940    $ 5,234    $14,174
                          ========    =======    ========

The provision for income taxes differed from the amount computed by applying the federal statutory income tax rate due to:


                                                      1998       1997       1996
                                                    --------   --------    --------
   Pre-tax (loss) income at statutory U.S.
     federal income tax rate                          $(793)    $12,607     $12,403
   State income taxes, net of fedral
     income tax benefit                                 389       2,183       1,464
   Nondeductible interest and other
     expenses                                           609         384         327
   Changes in certain tax accounting methods           (366)       (196)          -
   Puerto Rico dividend withholding tax                 120           -           -
   Other, net                                           (43)       (245)        (20)
                                                    --------   --------    --------
                                                      $ (84)    $14,733     $14,174
                                                    ========   ========    ========

Deferred income taxes reflect the net income tax effect of temporary differences between the bases of assets and liabilities for financial reporting purposes and for income tax reporting purposes. Net deferred income tax balances are comprised of the following:

                 Advance Holding Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements
            January 2, 1999, January 3, 1998, and December 28, 1996
                 (dollars in thousands, except per share data)


                                   January 2,  January 3,
                                     1999         1998
                               ---------------------------
Deferred income tax assets         $ 43,000     $  5,728
Deferred income tax liabilities     (43,031)     (21,677)
                               ---------------------------
Net deferred income taxes          $    (31)    $(15,949)
                                   ========== ============

Net deferred income tax assets of $10,570 were recorded in the purchase price allocation of Western.

Management believes that it is more likely than not that all of the deferred income tax assets will be realized through future earnings. Therefore, no valuation allowances against deferred income tax assets were recorded at January 2, 1999, or January 3, 1998. The amount of deferred income tax assets realizable, however, could change in the near future if estimates of future taxable income are changed.

Temporary differences which gave rise to significant deferred income tax assets (liabilities) were as follows:


                                                         January 2,  January 3,
                                                             1999        1998
                                                         -------------------------
Current deferred income taxes-
 Inventory valuation differences                            $(23,228)   $ (6,592)
 Accrued medical and workers compensation                      2,133       1,805
 Accrued expenses not currently deductible for tax            21,548       1,418
 Other, net                                                     (230)        259
                                                         -------------------------
 Total current deferred income taxes                        $    223    $ (3,110)
                                                          =========== ============
Long-term deferred income taxes-
 Property and equipment                                      (11,851)    (13,225)
 Postretirement benefit obligation                             8,591         313
 Amortization of bond discount                                 1,918           -
 Other, net                                                    1,088          73
                                                         -------------------------
 Total long-term deferred income taxes                      $   (254)   $(12,839)
                                                          =========== ============


The Company currently has three years that are open to audit by the Internal Revenue Service. In addition, various state income and franchise tax returns for several years are open to audit. In management's opinion, adequate reserves have been established and any amounts assessed will not have a material effect on the Company's financial position and results of operations.


16.  Lease Commitments:

The Company leases store locations, distribution centers, office space, equipment and vehicles under lease arrangements, some of which are with related parties.

                 Advance Holding Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements
            January 2, 1999, January 3, 1998, and December 28, 1996
                 (dollars in thousands, except per share data)


At January 2, 1999, future minimum lease payments due under non-cancelable operating leases are as follows:

                    Related
                    Parties      Other        Total
                  ---------- ------------  ----------
1999               $ 3,199     $102,259     $105,458
2000                 3,041       96,817     $ 99,858
2001                 2,644       88,698     $ 91,342
2002                 2,594       80,514     $ 83,108
2003                 2,379       69,960     $ 72,339
Thereafter           4,908      232,749     $237,657
                  ----------  -----------  ----------
                   $18,765     $670,997     $689,762
                  ==========  ===========  ==========

At January 2, 1999, future minimum sub-lease income to be received under non-cancelable operating leases is $9,283.

Net rent expense for fiscal 1998, fiscal 1997 and fiscal 1996 was a follows:

                                        1998       1997       1996
                                     --------------------------------
Minimum facility rentals               $63,787    $44,707    $36,678
Contingent facility rentals                718        413        357
Equipment rentals                        1,804      1,532      1,242
Vehicle rentals                          2,391      1,658        331
                                     --------------------------------
                                        68,700     48,310     38,608
Less:  Sub-lease income                    426        100        103
                                     --------------------------------
                                       $68,274    $48,210    $38,505
                                     ========== ========== =========

Contingent facility rentals are determined on the basis of a percentage of sales in excess of stipulated minimums for certain store facilities. Most of the leases provide that the Company pay taxes, maintenance, insurance and certain other expenses applicable to the leased premises and include options to renew. Certain leases contain rent escalation clauses. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases.

Rental payments to related parties of approximatley $2,984 in fiscal 1998, $3,171 in fiscal 1997 and $3,076 in fiscal 1996 are included in the total rent expense.

                 Advance Holding Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements
            January 2, 1999, January 3, 1998, and December 28, 1996
                 (dollars in thousands, except per share data)


17.  Contingencies:

In the case of all known contingencies, the Company accrues for an obligation when it is probable and the amount is reasonably estimable. As facts concerning contingencies become known to the Company, the Company reassesses its position both with respect to gain contingencies and accrued liabilities and other potential exposures. Estimates that are particularly sensitive to future change include tax and legal matters, which are subject to change as events evolve and as additional information becomes available during the administrative and litigation process.

In November 1997 a plaintiff, on behalf of himself and others similarly situated, filed a class action complaint and motion of class certification against the Company in the circuit court for Jefferson County, Tennessee, alleging misconduct in the sale of automobile batteries. The complaint seeks compensatory and punitive damages. The case is in the discovery stage and management plans a vigorous defense. In addition, three lawsuits were filed against the Company on July 28, 1998, for wrongful death relating to an automobile accident involving an employee of the Company. Management believes the financial exposure is covered by insurance. The Company is also involved in various other claims and lawsuits arising in the normal course of business. Although the final outcome of these legal matters cannot be determined, based on the facts presently known, it is management's opinion that the final outcome of such claims and lawsuits will not have a material adverse effect on the Company's financial position or results of operations.

Subsequent to January 2, 1999, the Company was notified by the United States Environmental Protection Agency (EPA) that Western Auto may have potential liability under the Comprehensive Environmental Response Compensation and Liability Act relating to two battery salvage and recycling sites that were in operation in the 1970's and 1980's. Management has begun investigating the EPA notification. An estimate of the range of liability is not reasonably possible until technical studies are sufficiently completed and the amount of potential indemnification from Sears, if any, is further investigated. The ultimate exposure will also depend upon the participation of other parties named in the notification who are believed to share in responsibility.

Sears has agreed to indemnify the Company for certain litigation and environmental matters of Western that existed as of the Western Merger date. The Company has recorded a receivable from Sears of approximately $2,685, which is included in the fair value of Western's assets (Note 4), relating to certain environmental matters that had been accrued by Western as of the Western Merger date. Sears has agreed to partially indemnify the Company for up to 5 years for certain additional environmental matters that may arise relating to the period prior to the Western Merger. The Company's maximum exposure during the indemnification period for certain matters covered in the Western Merger agreement is $3,750.

                 Advance Holding Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements
            January 2, 1999, January 3, 1998, and December 28, 1996
                 (dollars in thousands, except per share data)


The Company has certain periods open to examination by taxing authorities in various states for sales and use tax. In management's opinion, adequate reserves have been established and any amounts assessed will not have a material effect on the Company's financial position or results of operations.

The Company is self-insured with respect to workers' compensation and health care claims for eligible active employees. The Company maintains certain levels of stop-loss insurance coverage for these claims through an independent insurance provider. The cost of workers' compensation and general health care claims is accrued based on actual claims reported plus an estimate for claims incurred but not reported. These estimates are based on historical information along with certain assumptions about future events, and are subject to change as additional information comes available.

The Company has entered into employment agreements with certain employees that provide severance pay benefits under certain circumstances after a change in control of the Company. The maximum contingent liability under these employment agreements is approximately $6,400 at January 2, 1999.

18.  Benefit Plans:

401(k) Plans

The Company maintains a defined contribution employee benefit plan which covers substantially all employees after one year of service. The plan allows for employee salary deferrals, which are matched at the Company's discretion. Company contributions were $2,634 in fiscal 1998, $3,196 in fiscal 1997 and $2,779 in fiscal 1996.

The Company also maintains a profit sharing plan covering Western employees that was frozen prior to the Western Merger on November 2, 1998 (Note 4). This plan covered all full-time employees who have completed one year of service and have attained the age of 21 as of the first day of each month. All employees covered under this plan were included in the Company's plan on January 1, 1999. During first quarter fiscal 1999, the Company contributed the employer match liability assumed in the Western Merger. No additional contributions will be made to the frozen plan.

Deferred Compensation

The Company maintains an unfunded deferred compensation plan established for certain key employees of Western prior to the Western Merger (Note 4). The Company assumed the plan liability of $15,253 through the Western Merger. The plan was frozen at the date of the Western Merger.

                 Advance Holding Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements
            January 2, 1999, January 3, 1998, and December 28, 1996
                 (dollars in thousands, except per share data)



Postretirement Plans

The Company provides certain health care and life insurance benefits for eligible retired employees. The Company maintains the existing plan and the assumed plan covering Western employees. Financial information related to the plans were determined by the Company's independent actuaries as of January 2, 1999 and January 3, 1998. The following provides a reconciliation of the benefit obligation and the funded status of the plan:

                                                                      Employment Benefits
                                                              -----------------------------------
                                                                    1998                1997
                                                              -----------------     -------------
Change in benefit obligation:
   Benefit obligation at beginning of the year                         $  3,225           $ 2,645
   Obligation assumed in the Western Merger (Note 4)                     20,257                 -
   Service cost                                                             240               139
   Interest cost                                                            440               195
   Benefits paid                                                           (367)              (58)
   Actuarial gain/(loss)                                                   (236)              304
                                                              -----------------     -------------
   Benefit obligation at end of the year                                 23,559             3,225
Change in plan assets:
   Fair value of plan assets at beginning of the year                         -                 -
   Employer contributions                                                   367                58
   Benefits paid                                                           (367)              (58)
                                                              -----------------     -------------
   Fair value of plan assets at end of year                                   -                 -
Reconciliation of funded status:
   Funded status                                                        (23,559)           (3,225)
   Unrecognized transition obligation                                       926               984
   Unrecognized actuarial loss                                            1,101             1,398
                                                              -----------------     -------------
Accrued postretirement benefit cost                                    $(21,532)          $  (843)
                                                              =================     =============

                 Advance Holding Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements
            January 2, 1999, January 3, 1998, and December 28, 1996
                 (dollars in thousands, except per share data)

Net periodic postretirement benefit cost is as follows:

                                                                1998           1997           1996
                                                             -----------    -----------    -----------
Service cost                                                       $ 240          $ 139          $ 155
Interest cost                                                        440            195            113
Amortization of the transition obligation                             58             58             58
Amortization of unrecognized net actuarial losses                     60             54              8
                                                             -----------    -----------    -----------
                                                                   $ 798          $ 446          $ 334
                                                             ===========    ===========    ===========

The postretirement benefit obligation was computed using an assumed discount rate of 6.5% in 1998 and 7.0% in 1997. The health care cost trend rate was assumed to be 6.0% for 1998 and 5.0% for 1999 and thereafter.

If the health care cost were increased 1% for all future years the accumulated postretirement benefit obligation would have increased by $865 as of January 2, 1999. The effect of this change on the combined service and interest cost would have been an increase of $315 for 1998.

If the health care cost were decreased 1% for all future years the accumulated postretirement benefit obligation would have decreased by $712 as of January 2, 1999. The effect of this change on the combined service and interest cost would have been a decrease of $256 for 1998.

The Company reserves the right to change or terminate the benefits at any time. The Company also continues to evaluate ways in which it can better manage these benefits and control costs. Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant impact on the amount of the reported obligation and annual expense.

19.  Related-party Transactions:

Rents for related-party leases may be slightly higher than rents for nonaffiliated leases, and certain terms of the related-party leases are more favorable to the landlord than those contained in leases with nonaffiliates.

In 1996, the Company entered into an agreement for the sale and leaseback of a $2,200 addition to a distribution center. There was no gain or loss as a result of the transaction. The lease is classified as an operating lease in accordance with SFAS No. 13, "Accounting for Leases."

At April 1998, the Company sold its airplane to the Chairman of the Board, an existing stockholder, for its net book value of approximately $4,100, which approximated fair value.

                 Advance Holding Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements
            January 2, 1999, January 3, 1998, and December 28, 1996
                 (dollars in thousands, except per share data)


Under the terms of the shared services agreement, Sears will provide certain services to the Company, including payroll and payable processing for Western, among other services, until such activities are transitioned to the Company, which the Company expects to occur in fiscal 1999. The Company and Sears have entered into agreements that provide for the Western stores to continue to purchase and carry certain Sears branded products during periods defined in the agreements. The Company will also become a first-call supplier of certain automotive products to certain Sears Automotive Group stores. In connection with the Western Merger, Sears arranged to buy from the Company certain products in bulk for its automotive centers through January 1999.

The Company and Sears have entered into an agreement that provides for the Company to lease certain employees to Sears to perform all operations and services that were previously performed by Western and its affiliates with respect to certain credit card operations for stores in Puerto Rico. In addition, the Company will continue to provide certain services to Sears that were previously performed by Western until such services are transitioned to Sears.

The following table presents the related party transactions with Sears for the period from November 2, 1998, to January 2, 1999:

                                                                 Fiscal
                                                                  1998
                                                            -------------
          Net sales to Sears                                      $ 2,124
          Shared services revenue                                     644
          Shared services expense                                    (844)
          Credit card fees expense                                   (657)
          Other revenues, net                                          53

          Receivables from Sears                                    6,036
          Payables to Sears                                        (5,457)


20.  Stock Options:

During 1998, the Company adopted a senior executive stock option plan and an executive stock option plan (the Option Plans) for key employees of the Company. The Option Plans provide for the granting of non-qualified stock options. All options will terminate on the seventh anniversary of the Option Plan. Shares available for grant under the senior executive and the executive stock option plans are 507,500 and 450,000, respectively, at January 2, 1999.

                 Advance Holding Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements
            January 2, 1999, January 3, 1998, and December 28, 1996
                 (dollars in thousands, except per share data)


Three different types of options were granted pursuant to the Option Plans. Fixed Price Service Options will vest over a three-year period in three equal installments beginning in fiscal 1999. Performance Options will be earned in installments based upon satisfaction of certain performance targets for the four-year period ending in fiscal 2001. Variable Price Service Options will vest in equal annual installments over a two-year period beginning in 1999, and have an exercise price that increases over time.

Total options outstanding at January 2, 1999, were as follows:

                                             Number of           Initial Exercise
                                               Shares                 Price
                                        -----------------    ---------------------
Variable price service options                    397,085                      $10
Performance options                               397,085                       10
Fixed price service options                       104,580                       10
Other options (Note 3)                            500,000                       10
                                        -----------------
                                                1,398,750
                                        =================

Only the 500,000 other options were exercisable at January 2, 1999.

The Company applies APB No. 25, "Accounting for Stock Issued to Employees" in accounting for its stock options. Accordingly, the Company did not recognize compensation expense on the issuance of its stock options because the exercise price equaled the fair market value of the underlying stock on the grant date. The Board of Directors determines fair market value. The fair market value of the stock as of January 2, 1999, as determined by the Board of Directors, was $16.82. The excess of the fair market value per share over the exercise price per share for the Performance Options and Variable Price Service Options is recorded as outstanding stock options and unamortized stock option compensation in stockholders' equity. This compensation is amortized to expense over the vesting periods. Compensation expense related to these options of $695 is included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the 52-week period ended January 2, 1999.

                 Advance Holding Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements
            January 2, 1999, January 3, 1998, and December 28, 1996
                 (dollars in thousands, except per share data)


The following information is presented as if the Company elected to account for compensation cost related to the stock options using the fair value method as prescribed by SFAS No. 123:

                                                         1998
                                                   ------------
                  Net loss:
                       As reported                      ($2,182)
                       Pro forma                        ($1,700)

For the above information, the fair value of each option granted in fiscal 1998 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions: (i) risk-free interest rate of 5.61%, 5.62% and 5.65%; (ii) weighted-average expected life of options of two, three and four years and (iii) expected dividend yield of zero. As permitted for companies with non-public equity securities by SFAS No. 123, the Company used the assumption of zero volatility in valuing their options.

Subsequent to fiscal year end January 2, 1999, the Board of Directors approved an additional 255,000 shares at $16.82 per share for upcoming grants.

21.  Fair Value of Financial Instruments:

The estimated fair value of the Company's financial instruments are as follows:

                                                 January 2, 1999          January 3, 1998
                                            Carrying         Fair      Carrying         Fair
                                             Amount          Value      Amount          Value
                                           -----------    ----------  ------------   ------------
Assets:
 Cash and cash equivilants                    $36,115        $36,115      $15,463        $15,463
 Marketable securities                              -              -        2,025          2,025
 Receivables, net                              92,199         92,199       21,892         21,892
                                                                   -
Liabilities:                                                       -
 Accounts payable                             364,758        364,758      157,096        157,096
 Borrowings secured by receivables              5,000          5,000        3,359          3,359
 Notes payable and current portion                                 -
    of long-term debt                           1,026          1,026        3,959          3,959
 Long-term debt                               500,162        504,080      100,167        100,167

                 Advance Holding Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements
            January 2, 1999, January 3, 1998, and December 28, 1996
                 (dollars in thousands, except per share data)


The carrying amount of the cash and cash equivalents, receivables, accounts payable and borrowings secured by receivables approximates fair value because of the short maturity of those instruments. Marketable securities are stated at fair value due to their classification as trading securities. The fair value of all fixed rate long-term debt was determined based on current market prices. The carrying amount for variable rate long-term debt approximates fair value for similar issues available to the Company.

22.  Segment and Related Information:

During 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement requires entities to report financial and descriptive information related to segments within the organization.

The Company has two reportable segments: Advance Stores and Western. The Advance Store segment consists primarily of existing retail operations of the Company, which offer only automotive replacement parts, accessories and maintenance items. Western consists of retail stores and wholesale operations, all under the "Parts America" or "Western Auto" name, obtained through the Western Merger (Note 4). The Parts America stores offer merchandise similar to that offered in the Advance retail stores. The stores operating under the Western Auto name carry non-automotive items as well as auto parts and accessories and perform certain services for retail customers. The wholesale operation consists of distribution services to independent dealers operating under the "Western Auto" name, including 3 franchises.

The Company is in the process of converting the Parts America stores to Advance Auto Parts stores and expects to complete the conversions during fiscal 1999.

As of January 2, 1999, the Company continues to formulate an appropriate management reporting approach for the Western operations. For the period from November 2, 1998 to January 2, 1999, management received and used financial information aggregated at the Western level in evaluating the performance of the acquired operations. The accounting policies of the reportable segments are the same as those described in Note 2.

                 Advance Holding Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements
            January 2, 1999, January 3, 1998, and December 28, 1996
                 (dollars in thousands, except per share data)



                                                   Advance         Advance
1998                                               Holding         Stores         Western (b)      Eliminations      Totals
-----------------------------------------------------------------------------------------------------------------------------
Net sales (a)                                     $      -        $1,042,434        $178,325       $          -    $1,220,759
Gross profit                                             -           404,990          52,416                  -       457,406
Operating (loss) income                               (564)           32,175             235                (17)       31,829
Net interest (expense) income                       (6,252)          (28,310)            416              1,068       (33,078)
(Loss) income before provision for income taxes     (4,503)            4,201            (702)            (1,262)       (2,266)
Segment assets                                     224,879         1,036,411         225,105           (221,040)    1,265,355
Depreciation and amortization                            -            26,778           3,186                  -        29,964
Capital expenditures                                     -            55,428          10,362                  -        65,790
1997
-----------------------------------------------------------------------------------------------------------------------------
Net sales                                         $      -        $  848,108      $        -       $          -    $  848,108
Gross profit                                             -           323,522               -                  -       323,522
Operating (loss) income                             (1,140)           43,598               -                (31)       42,427
Net interest expense                                (1,867)           (7,709)              -              3,953        (5,623)
Income before provision for income taxes            20,074            35,042               -            (19,096)       36,020
Segment assets                                     238,103           449,626               -           (226,472)      461,257
Depreciation and amortization                            -            21,801               -                  -        21,801
Capital expenditures                                     -            48,864               -                  -        48,864
1996
-----------------------------------------------------------------------------------------------------------------------------
Net sales                                         $      -        $  705,983      $        -       $          -    $  705,983

Gross profit                                             -           268,368               -                  -       268,368
Operating (loss) income                               (166)           40,319               -                (11)       40,142
Net interest expense                                (1,946)           (5,946)              -              3,639        (4,253)
Income before provision for income taxes            20,511            33,947               -            (19,020)       35,438
Segment assets                                     212,624           384,620               -           (202,849)      394,395
Depreciation and amortization                            -            17,499               -                  -        17,499
Capital expenditures                                     -            44,264               -                  -        44,264


(a) For fiscal years ended 1998, 1997 and 1996, total revenues include approximately $130,000, $100,000 and $70,000, respectively, related to revenues derived from commercial sales.

(b) On January 2, 1999, inventory and fixed assets of $427,714, a current deferred tax liability of $4,952 and a noncurrent deferred tax asset of $2,109 related to the operations of the Parts America stores were transferred to the Advance Stores segment through a dividend.

                 Advance Holding Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements
            January 2, 1999, January 3, 1998, and December 28, 1996
                 (dollars in thousands, except per share data)

23.  Quarterly Financial Data (Unaudited):

The following table summarizes quarterly financial data for fiscal years 1998 and 1997:

1998                                First              Second             Third              Fourth
------------------------------------------------------------------------------------------------------
Net sales                           $288,963            $255,037           $258,839           $417,920
Gross profit                         112,586              98,589             98,357            147,874
Operating income (loss)                 (705)             18,957             16,945             (3,368)
Net income (loss)                     (2,352)              4,925              4,093             (8,848)


1997
------------------------------------------------------------------------------------------------------
Net sales                           $239,151            $196,729           $206,409           $205,819
Gross profit                          92,291              75,391             77,717             78,123
Operating income                      10,257              11,947             10,311              9,912
Net income                             4,822               6,133              5,335              4,997

Fiscal 1998 results of operations include the effect of the Recapitalization (Note 3) and the Western Merger (Note 4) for the first and fourth quarters, respectively.


                          Advance Holding Corporation
        Schedule I - Condensed Financial Information of the Registrant

                    Condensed Parent Company Balance Sheets

             (Dollar amounts in thousands, except per share data)


                                                   January 2,       January 3,
                                                      1999             1998
                                                  ------------     -----------
Assets
Cash and cash equivalents                           $  1,742         $     75
Intercompany receivables                                  -            47,210
Investments in Subsidiaries                          220,591          187,033
Other assets                                           2,546            3,785
                                                   ----------       ----------
                                                    $224,879         $238,103
                                                   ==========       ==========

Liabilities and stockholders' equity
Accrued expenses                                    $    126         $    429
Long-term debt                                        65,662           94,126
                                                   ----------       ---------
      Total liabilities                               65,788           94,555
Stockholders' equity
  8% noncumulative, nonvoting preferred stock, $1         -               773
    par value, redeemable by the Company at par;
    liquidation value at par; 100,000 shares authorized;
    0 and 77,300  issued and outstanding
  Common stock, Class A, voting, $.01 par value;
    62,500,000 shares authorized; 28,261,900 and
    2,412,500 issued and outstanding                     283               19
  Common stock, Class B, nonvoting, $.01 par value;
    437,500,000 shares authorized; 0 and 21,875,000
    issued and outstanding                                 -              175
  Additional paid in capital                         370,306                -
  Outstanding stock options                            3,731                -
  Unamortized stock option compensation               (2,736)               -
  Stockholder subscription receivables                (2,527)               -
  (Accumulated deficit) retained earnings           (209,966)          142,581
                                                 ------------      -----------
      Total stockholders' equity                     159,091           143,548
                                                 ------------      -----------
                                                  $  224,879        $  238,103
                                                  ===========      ===========

The accompanying notes to condensed parent company financial statements are an integral part of these balance sheets.

                          Advance Holding Corporation
        Schedule I - Condensed Financial Information of the Registrant

               Condensed Parent Company Statements of Operations

             (Dollar amounts in thousands, except per share data)

                                                                  Fiscal Year
                                                      ----------------------------------
                                                         1998        1997        1996
                                                      ---------   ---------   ----------
Selling, general and administrative expenses            ($564)      ($1,140)      ($166)
Interest expense                                       (7,436)       (5,916)     (4,811)
Interest income                                         1,184         4,049       2,865
Other, net                                                 (9)           50         (22)
Equity in earnings of subsidiaries                      2,322        23,031      22,645
Income tax benefit                                      2,321         1,213         753
                                                      ---------   ---------   ----------
Net (loss) income                                     ($2,182)      $21,287     $21,264
                                                      =========   =========   ==========

The accompanying notes to condensed parent company financial statements are an integral part of these statements.

                          Advance Holding Corporation
        Schedule I - Condensed Financial Information of the Registrant

               Condensed Parent Company Statements of Cash Flows

             (Dollar amounts in thousands, except per share data)

                                                          Fiscal Years
                                                -------------------------------
                                                   1998        1997      1996
                                                ---------    -------   --------
Cash flows from operating activities:
  Net (loss) income                             $  (2,182)   $21,287   $ 21,264
  Adjustments to reconcile net (loss)
    income to net cash provided by
    (used in) operating activities:
    Amortization of stock option
      compensation                                    695         -          -
    Amortization of deferred debt issuance
      costs                                           179         -          -
    Amortization of bond discount                   5,645         -          -
    Equity in earnings of subsidiaries             (2,322)   (23,031)   (22,645)
    Net change in:
      Other assets                                  3,647     (1,950)       (85)
      Other liabilities                              (303)    (2,472)     2,955
                                                ---------    -------   --------
        Net cash provided by (used in)
          operating activities                      5,359     (6,166)     1,489
                                                ---------    -------   --------
Cash flows from investing activities:
  Change in intercompany receivables               47,210      2,438    (10,979)
  Distributions from subsidiaries                 242,023         -          -
  Capital contributions to subsidiaries           (10,259)        -          -
  Purchase of Stores common stock -
    Western Merger                               (263,000)        -          -
                                                ---------    -------   --------
        Net cash provided by (used in)
          investing activities                     15,974      2,438    (10,979)
                                                ---------    -------   --------
Cash flows from financing activities:
  Proceeds of long-term debt                      184,616      3,767      9,650
  Repayments of long-term debt                   (218,725)        -          -
  Debt issuance costs                              (2,587)        -          -
  Proceeds from issuance of Class A Common
    Stock                                         368,045         -          -
  Redemption of preferred and common stock       (351,000)        -          -
  Payment of preferred dividend                       (15)       (62)       (62)
                                                ---------    -------   --------
        Net cash(used in) provided by
          financing activities                    (19,666)     3,705      9,588
                                                ---------    -------   --------
Net increase (decrease) in cash and cash
  equivalents                                       1,667        (23)        98
Cash and cash equivalents, beginning of year           75         98         -
                                                ---------    -------   --------
Cash and cash equivalents, end of year          $   1,742    $    75   $     98
                                                =========    =======   ========

The accompanying notes to condensed parent company financial statements are an integral part of these statements.

                          Advance Holding Corporation
         Schedule I--Condensed Financial Information of the Registrant

                    Notes to Condensed Financial Statements

             (Dollars amounts in thousands, except per share data)


1.  Presentation

These condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although management believes that the disclosures made are adequate to make the information presented not misleading.

2.  Organization

Advance Holding Corporation ("the Company") is a holding company which was the 100% shareholder of Advance Stores Company, Incorporated (Stores) and certain other subsidiaries during the periods presented. As of January 2, 1999, as a result of the liquidation during fiscal 1998 of the other subsidiaries, Stores is the only operating subsidiary of the Company. The parent/subsidiary relationship between the Company and its subsidiaries includes certain related party transactions. These transactions consist primarily of interest on intercompany advances, dividends, capital contributions and allocations of certain costs. Deferred income taxes have not been provided for financial reporting and tax basis differences on the undistributed earnings of the subsidiaries.

3.  Recapitalization

On April 15, 1998, the Company consummated its recapitalization pursuant to an Agreement and Plan of Merger dated March 4, 1998 (the Merger Agreement). In connection with the Merger, the Company's Board of Directors authorized a 12,500 to 1 split of the common stock and a change in the par value of the common stock from $100 to $.01 per share. The effects of the 12,500 to 1 stock split have been retroactively applied to all common share information for all periods presented in these financial statements.

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

On April 15, 1998, the Company entered into a new bank credit facility that provides for (i) three senior secured term loan facilities in the aggregate amount of $250,000 and (ii) a secured revolving credit facility of up to $125,000. At the closing of the Merger, $125,000 was borrowed under one of the term loan facilities. On April 15, 1998, the Company also issued $200,000 of senior subordinated notes and approximately $60,000 of senior discount debentures (see Note 4). In connection with these transactions, the Company extinguished a substantial portion of its existing notes payable and long-term debt.

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

Concurrent with the Recapitalization, the Company incurred $3,362 of costs and expenses. Of these costs, $2,587 were capitalized as debt issuance costs and $775 has been recorded as a reduction of proceeds from the sale of common stock.

In connection with the Recapitalization, FS&Co. and an affiliate of Ripplewood collectively received $5,000 in fees for negotiating the Recapitalization, advisory and consulting services, arranging financing and raising equity funding.


4.  Long-term Debt

Long-term debt at January 2, 1999 consists of senior discount debentures (the Debentures) issued during fiscal 1998 in connection with the Recapitalization. The Debentures were issued at a discount and accrue at a rate of 12.875%, compounded semi-annually, to an aggregate principal amount of $112,000 by April 15, 2003. Cash interest will not accrue on the Debentures prior to April 15, 2003. Commencing April 15, 2003, cash interest on the Debentures will accrue and be payable, at a rate of 12.875% per annum, semi-annually in arrears on each April 15 and October 15. As of January 2, 1999, the Debentures have been accreted by $5,645 with corresponding interest expense of $5,645 recognized for the year ended January 2, 1999.

The Debentures are redeemable at the option of the Company, in whole or in part, at any time on or after April 15, 2003. In addition, at any time prior to April 15, 2001 the Company may, at its option, redeem up to 35% of the aggregate principal amount at maturity of the Debentures originally issued at a redemption price equal to 112.875% of the accreted value thereof, plus liquidated damages, if any, with the net cash proceeds of one or more equity offerings; provide that at least 65% of the original aggregate principal amount at maturity of the Debentures will remain outstanding immediately following each such redemption.

Upon the occurrence of a change of control (as defined), each holder of the Debentures will have the right to require the Company to purchase the Debentures at a price in cash equal to 101% of the accreted value thereof plus liquidated damages, if any, thereon in the case of any such purchase prior to April 15, 2003, or 101% of the aggregate principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, thereon to the date of purchase in the case of any such purchase on or after April 15, 2003. The Company may not have any significant assets other than capital stock of the Stores (which is pledged to secure the Company's obligations under the New Credit Facility). As a result, the Company's ability to purchase all or any part of the Debentures upon the occurrence of a change in control will be dependent upon the receipt of dividends or other distributions from Stores or its subsidiaries. The New Credit Facility and the Senior Subordinated Notes have certain restrictions for Stores with respect to paying dividends and making any other distributions.

The Debentures are subordinated to all of the Company's other liabilities. The Debentures contain certain non-financial restrictive covenants that are similar to the covenants contained in the notes. Substantially of the net assets of the Company's subsidiaries are restricted at January 2, 1999.

5.  See Notes to Consolidated Financial Statements for Additional Disclosures

                          ADVANCE HOLDING CORPORATION
                               AND SUBSIDIARIES


               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                             (dollars in thousands)



                                                 Balance at                                                          Balance at
                                                 Beginning        Charges to                                           End of
                                                 of Period         Expenses         Deductions        Other            Period
                                              -------------       ----------       ------------      -------         -----------
Allowance for doubtful accounts receivable:
December 28, 1996...........................       $  --            $   --            $  --           $   --          $   --
January 3, 1998.............................          --              1,040               (465)(2)        --              575
January 2, 1999.............................         575              1,193               (582)(2)     2,594(1)         3,780
                                              =============       ==========       ===========       =======         ===========

(1)  Allowance for doubtful accounts receivable assumed in the Western Merger.
(2)  Accounts written off during the period.

Restructuring reserves:
December 28, 1996...........................       $  --             $   --         $     --          $   --          $   --
January 3, 1998.............................          --                 --               --              --              --
January 2, 1999.............................          --              6,774              (2,026)(2)   33,015(1)        37,763
                                              =============       ==========        ===========      =======         ===========

(1)  Restructuring reserves assumed and established in the Western Merger.
(2)  Represents amounts paid for restructuring charges.
----------------------------------------------------------------------------

                                   SIGNATURE



     Pursuant to the requirements of the Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Roanoke, Commonwealth of Virginia, on April 19, 1999.


                                   ADVANCE HOLDING CORPORATION

                                    By:  /s/ J. O'Neil Leftwich
                                         ----------------------------
                                         J. O'Neil Leftwich
                                         Senior Vice President and
                                         Chief Financial Officer,
                                         Secretary and Treasurer


                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints J. O'Neil Leftwich his true and lawful attorney-in-fact with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in and any all capacities, to sign any and all amendments to this Report on Form 10-K and to file same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

        Signature           Title                                          Date
/s/ Garnett E. Smith        President and Chief Executive Officer          April 19, 1999
--------------------------  and Director (Principal Executive Officer)
     Garnett E. Smith

/s/ J. O'Neil Leftwich      Senior Vice President and Chief                April 19, 1999
--------------------------  Financial Officer, Secretary and Treasurer
    J. O'Neil Leftwich
                            (Principal Financial and Accounting Officer)

/s/ Nicholas F. Taubman     Chairman of the Board and Director             April 19, 1999
--------------------------
Nicholas F. Taubman

/s/ Mark J. Doran           Director                                       April 19, 1999
--------------------------
Mark J. Doran

/s/ John M. Roth            Director                                       April 19, 1999
--------------------------
John M. Roth

/s/ Timothy C. Collins      Director                                       April 19, 1999
--------------------------
Timothy C. Collins

/s/ Peter M. Starrett  Director                                           April 19, 1999
---------------------
Peter M. Starrett

/s/ Julian C. Day      Director                                           April 19, 1999
---------------------
Julian C. Day

/s/ Michael Coyne      Director                                           April 19, 1999
---------------------
Michael Coyne

/s/ William L. Salter  Director                                           April 19, 1999
---------------------
William L. Salter

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act

     Other than this Report on Form 10-K, no other annual report and no proxy materials have been or will be furnished to Holding's security holders.