Form 10-Q
period 1999-07-17
ADVANCE HOLDING CORP
filed 1999-08-31
CIK 1061889

--------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                                  Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended July 17, 1999
                                 OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
                 For the transition period from         to       .
                                                --------  -------

                      Commission file number - 333-56031

                                  -----------

                          ADVANCE HOLDING CORPORATION
             (Exact name of registrant as specified in its charter)

                                  -----------

              Virginia
   (State or other jurisdiction of                    54-1622754
   incorporation or organization)                  (I.R.S. Employer
                                                  Identification No.)

          5673 Airport Road
          Roanoke, Virginia                             24012
 (Address of Principal Executive Offices)             (Zip Code)

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

     As of August 31, 1999, the registrant had outstanding 28,301,050 shares of Class A Common Stock, par value $0.01 per share (the only class of common stock of the registrant outstanding). The registrant's Class A Common Stock is not traded in a public market.

--------------------------------------------------------------------------------

                 ADVANCE HOLDING CORPORATION AND SUBSIDIARIES

                       Twelve Weeks Ended July 17, 1999

                               TABLE OF CONTENTS





                                                                                                        Page
                                                                                                        ----
PART I.  FINANCIAL INFORMATION

        Item 1.   Condensed Consolidated Financial Statements of Advance Holding Corporation
                  and Subsidiaries (Unaudited)

                  Condensed Consolidated Balance Sheets as of July 17, 1999 and
                  January 2, 1999....................................................................     1

                  Condensed Consolidated Statements of Operations for the Twelve
                  and Twenty-Eight Week Periods Ended July 17, 1999 and July 18, 1998................     2

                  Condensed Consolidated Statements of Cash Flows for the
                  Twenty-Eight Week Periods Ended July 17, 1999 and July 18, 1998....................     3

                  Notes to Unaudited Condensed Consolidated Financial Statements.....................     4

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..............................................................    10

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings..................................................................    19

         Item 2.  Changes in Securities and Use of Proceeds..........................................    19

         Item 6.  Exhibits and Reports on Form 8-K...................................................    19

SIGNATURE............................................................................................   S-1

                  Advance Holding Corporation and Subsidiaries
                     Condensed Consolidated Balance Sheets
                       July 17, 1999 and July 18, 1998
                 (dollars in thousands, except per share data)


                                                               July 17,                  January 2,
                                     Assets                     1999                       1999
                                     ------                -------------             --------------
                                                            (unaudited)

Current assets:
  Cash and cash equivalents                                 $   26,630               $   36,115
  Receivables, net                                             123,759                   92,199
  Inventories                                                  772,137                  726,172
  Other current assets                                          27,399                    9,477
                                                            ----------               ----------
         Total current assets                                  949,925                  863,963
Property and equipment, net                                    408,463                  377,761
Other assets, net                                               23,833                   23,631
                                                            ----------               ----------
                                                            $1,382,221               $1,265,355
                                                            ==========               ==========

                   Liabilities and Stockholders' Equity
                   ------------------------------------

Current liabilities:
  Bank overdrafts                                           $   15,448               $   20,403
  Current portion of long-term debt                              2,148                    1,026
  Accounts payable                                             379,706                  364,758
  Accrued expenses                                             141,600                  154,614
  Other current liabilities                                     32,264                   13,049
                                                            ----------               ----------
         Total current liabilities                             571,166                  553,850
                                                            ----------               ----------
Long-term debt                                                 608,427                  500,162
                                                            ----------               ----------
Deferred revenue                                                16,455                    1,389
                                                            ----------               ----------
Other long-term liabilities                                     48,563                   50,863
                                                            ----------               ----------
Commitments and contingencies
Stockholders' equity:
     Common stock, Class A, voting, $.01 par value,
       62,500,000 shares authorized; 28,301,050 and
       28,261,900 issued and outstanding                           283                      283
     Additional paid-in capital                                370,964                  370,306
     Other                                                        (796)                  (1,532)
     Accumulated deficit                                      (232,841)                (209,966)
                                                            ----------               ----------
         Total stockholders' equity                            137,610                  159,091
                                                            ----------               ----------
                                                            $1,382,221               $1,265,355
                                                            ==========               ==========







    The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these balance sheets.

                  Advance Holding Corporation and Subsidiaries
                Condensed Consolidated Statements of Operations
              For the Twelve and Twenty-Eight Week Periods Ended
                        July 17, 1999 and July 18, 1998
                            (dollars in thousands)
                                  (unaudited)

                                                             Twelve Week Periods Ended    Twenty-Eight Week Periods Ended
                                                             -------------------------    -------------------------------
                                                                July 17,     July 18,        July 17,          July 18,
                                                                 1999         1998             1999              1998
                                                             -----------   -----------    ------------       ------------
Net sales                                                      $541,760      $255,037      $1,211,488           $544,000
Cost of sales                                                   341,431       156,448         779,415            332,825
                                                             -----------   -----------    ------------       ------------
         Gross profit                                           200,329        98,589         432,073            211,175
Selling, general, and administrative expenses                   186,261        79,632         434,802            178,812
Expenses associated with Recapitalization                             -             -               -             14,005
                                                             -----------   -----------    ------------       ------------
         Operating income (loss)                                 14,068        18,957          (2,729)            18,358
                                                             -----------   -----------    ------------       ------------
Other (expense) income:
     Interest expense                                           (14,658)      (10,112)        (33,217)           (13,559)
     Other, net                                                     158           321             213                317
                                                             -----------   -----------    ------------       ------------
         Total other expense, net                               (14,500)       (9,791)        (33,004)           (13,242)
                                                             -----------   -----------    ------------       ------------
(Loss) income before (benefit) provision for income taxes          (432)        9,166         (35,733)             5,116
(Benefit) provision for income taxes                             (2,499)        4,241         (12,858)             2,543
                                                             -----------   -----------    ------------       ------------
Net income (loss)                                              $  2,067      $  4,925      $  (22,875)          $  2,573
                                                             ===========   ===========    ============       ============

   The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

                 Advance Holding Corporation and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                       Twenty-Eight Week Periods Ended
                       July 17, 1999 and July 18, 1998
                            (dollars in thousands)
                                 (unaudited)


                                                                                   Twenty-Eight Week Periods Ended
                                                                            ----------------------------------------------
                                                                             July 17, 1999                  July 18, 1998
                                                                            ---------------                ---------------
Cash flows (used in) provided by operating activities:
 Net (loss) income                                                                $(22,875)                     $   2,573
 Adjustments to reconcile net (loss) income to net cash (used in)
   provided by operating activities:
   Depreciation                                                                     29,391                         13,508
   Amortization of stock option compensation                                         1,009                              -
   Amortization of deferred debt issuance costs                                      1,954                            761
   Amortization of bond discount                                                     4,568                          2,005
   Sales of marketable securities                                                        -                          2,025
   (Benefit) provision for deferred income taxes                                    (6,142)                            82
   Net (gain) loss on sales of property and equipment                                   (4)                            85
   Other cash flows from operating activities                                      (66,079)                         9,409
                                                                            ---------------                ---------------
      Net cash (used in) provided by operating activities                          (58,178)                        30,448
                                                                            ---------------                ---------------
Cash used in investing activities:
 Purchases of property and equipment                                               (53,538)                       (26,028)
 Proceeds from sale of property and equipment                                        1,262                          4,155
 Western Merger, net of cash acquired                                                 (341)                             -
 Other                                                                               1,091                            553
                                                                            ---------------                ---------------
      Net cash used in investing activities                                        (51,526)                       (21,320)
                                                                            ---------------                ---------------
Cash flows from financing activities:
 Decrease in bank overdrafts                                                        (4,955)                        (6,970)
 Net repayments under notes payable                                                      -                         (2,959)
 Proceeds from issuance of long-term debt                                                -                         11,500
 Payments on long-term debt                                                              -                       (102,667)
 Borrowings under credit facilities                                                252,500                        385,017
 Payments on credit facilities                                                    (150,500)                             -
 Payment of debt issuance costs                                                       (919)                       (19,821)
 Proceeds from issuance of Class A Common Stock                                        385                        105,148
 Payment for redemption of preferred and common stock                                    -                       (351,000)
 Other                                                                               3,708                          1,951
                                                                            ---------------                ---------------
      Net cash provided by financing activities                                    100,219                         20,199
                                                                            ---------------                ---------------
Net (decrease) increase in cash and cash equivalents                                (9,485)                        29,327
Cash and cash equivalents at beginning of period                                    36,115                         15,463
                                                                            ---------------                ---------------
Cash and cash equivalents at end of period                                        $ 26,630                      $  44,790
                                                                            ===============                ===============
Supplemental cash flow information:
  Interest paid                                                                   $ 22,922                      $   4,315
  Income taxes paid, net of refunds received                                         2,603                          1,997
Noncash transactions:
  Obligations under capital lease                                                    3,345                              -
  Debt issuance costs and acquisition costs accrued                                    290                            330
  Loans receivable related to issuance of common stock                                 302                          2,615
  Stock options issued for redemption of common stock                                    -                            300

   The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

                 Advance Holding Corporation and Subsidiaries
        Notes to Unaudited Condensed Consolidated Financial Statements Twelve and Twenty-Eight Week Periods Ended July 17, 1999 and July 18, 1998
                 (dollars in thousands, except per share data)
                                  (unaudited)

1.   Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements include the accounts of Advance Holding Corporation and its wholly owned subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

     The condensed consolidated balance sheet as of July 17, 1999, the condensed consolidated statements of operations for the 12-week and 28-week periods ended July 17, 1999 and July 18, 1998 and the statements of cash flows for the 28-week periods ended July 17, 1999 and July 18, 1998, have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

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

     Recent Accounting Pronouncements

     Effective January 3, 1999, the Company adopted the American Institute of Certified Public Accountant's Statement of Position (SOP) 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". The SOP requires companies to capitalize certain expenditures related to development of or obtaining computer software for internal use. The SOP was issued in March of 1998, and is effective for fiscal years beginning after December 15, 1998. The adoption of the SOP did not have a material effect on the Company's financial position or results of operations.

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

                 Advance Holding Corporation and Subsidiaries
        Notes to Unaudited Condensed Consolidated Financial Statements Twelve and Twenty-Eight Week Periods Ended July 17, 1999 and July 18, 1998
                 (dollars in thousands, except per share data)
                                  (unaudited)


2.   Receivables:

     Receivables consist of the following:

                                              July 17,     January 2,
                                                1999         1999
                                            ------------  ------------
Trade:
   Wholesale                                  $ 29,372      $ 26,463
   Retail                                        9,340         6,470
Vendor                                          67,474        38,142
Installment                                     12,405        11,311
Related parties                                  4,871         6,236
Employees                                          627           555
Other                                            2,891         6,802
                                            ------------  ------------
Total receivables                              126,980        95,979
Less - allowance for doubtful accounts          (3,221)       (3,780)
                                            ------------  ------------
Receivables, net                              $123,759      $ 92,199
                                            ============   ===========


3.   Inventories:

     Inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected year-end inventory levels and costs. The Company capitalizes certain purchasing and warehousing costs into inventory. Purchasing and warehousing costs included in inventory at July 17, 1999, and January 2, 1999, were $43,113 and $41,168, respectively. Inventories consist of the following:

                                              July 17,     January 2,
                                                1999          1999
                                             -----------   -----------
Inventories at FIFO                            $761,770      $718,909
Reserve to state inventories at LIFO             13,726        10,622
                                             -----------   -----------
Inventories at LIFO                             775,496       729,531
Other reserves                                   (3,359)       (3,359)
                                             -----------   -----------
                                               $772,137      $726,172
                                             ===========   ===========

                 Advance Holding Corporation and Subsidiaries
        Notes to Unaudited Condensed Consolidated Financial Statements Twelve and Twenty-Eight Week Periods Ended July 17, 1999 and July 18, 1998
                 (dollars in thousands, except per share data)
                                  (unaudited)

4.   Western Merger:

     On November 2, 1998, the Company consummated a Plan of Merger (the Western Merger) with Sears, Roebuck and Co. (Sears) to acquire Western Auto Supply Company (Western) for $175,000 in cash and 11,474,606 shares of the Company's common stock. Additionally, the Company agreed to share losses incurred by Sears as a result of the sale, or as a result of continuing the private label credit card programs up to a maximum of $10,000. Based on the sale of the private label credit card program to date, the Company has recorded the $10,000 as additional purchase price.

     The Western Merger has been accounted for under the purchase method of accounting. The purchase price has been allocated to the assets acquired and the liabilities assumed upon preliminary estimates of fair values. In continuation of management's plan related to the Western Merger (Note 5), the Company recognized additional net liabilities of $4,467 during the second quarter of fiscal 1999. The charges represent estimated costs of closing additional facilities and terminating certain contractual obligations associated with management's plan. During the second quarter of fiscal 1999, the Company also recognized $362 of acquisition costs associated with the Western Merger. The above items resulted in a reduction of negative goodwill of approximately $4,800, which resulted in an increase to property and equipment on the condensed consolidated balance sheet as of July 17, 1999.

5.   Restructuring Liabilities:

     Expenses associated with restructuring include estimated exit costs and write-offs of related leasehold improvements associated with the decision to close Advance Auto Parts stores that were in overlapping markets with certain
Parts America Stores obtained in the Western Merger.   As of July 17, 1999, the
Company has closed 27 of these stores.

     In connection with the Western Merger, the Company assumed the restructuring accrual related to Western's restructuring activities prior to the Western Merger. As of July 17, 1999, this restructuring accrual relates primarily to ongoing lease obligations on closed facilities and estimated severance payments.

     A reconciliation of activity with respect to these restructuring accruals is as follows:




                                                     Other Exit
                                       Severance       Costs
                                      ------------  ------------
Balance, January 2, 1999                  $   682      $ 14,773
Reserves utilized                            (556)       (2,662)
                                      ------------  ------------
Balance, July 17, 1999                    $   126      $ 12,111
                                      ============  ============


     As of the date of the Western Merger, management began to assess and formulate a plan to close certain Parts America stores in overlapping markets or stores not meeting the Company's profitability objectives, to exit certain other facilities, to relocate certain Western administrative functions to the Company's headquarters and to terminate certain management, administrative and support employees of Western. During the second quarter of fiscal 1999, the Company continued its plan by closing a Western distribution center, terminating certain staff at the location and terminating additional Western support staff. As of July 17, 1999, 181 employees have been

                 Advance Holding Corporation and Subsidiaries
        Notes to Unaudited Condensed Consolidated Financial Statements Twelve and Twenty-Eight Week Periods Ended July 17, 1999 and July 18, 1998
                 (dollars in thousands, except per share data)
                                  (unaudited)

terminated and substantially all Parts America stores to be closed have been identified. The Company expects to finalize its plan for termination of employees and closure of any additional Parts America stores within one year from the Western Merger date. Additional liabilities for severance, relocation, store and other facility exit costs may result in an adjustment to purchase accounting.

     A reconciliation of activity with respect to these liabilities, which are included in accrued expenses and other long-term liabilities on the condensed consolidated balance sheets is as follows:

                                                             Other Exit
                                    Severance   Relocation      Costs
                                    ---------   ----------   -----------
Balance, January 2, 1999              $7,738         $838       $13,732
Purchase accounting adjustments        3,893            -          (694)
Reserves utilized                     (3,104)        (318)       (2,697)
                                    --------    ---------     ---------
Balance, July 17, 1999                $8,527         $520       $10,341
                                    ========    =========     =========


6.   Contingencies:

     In November 1997, a plaintiff, on behalf of himself and others similarly situated, filed a class action complaint and motion of class certification against the Company in the circuit court for Jefferson County, Tennessee, alleging misconduct in the sale of automobile batteries. The complaint seeks compensatory and punitive damages. The case is in the discovery stage and management plans a vigorous defense. In addition, three lawsuits were filed against the Company in July 1998, for a wrongful death relating to an automobile accident involving an employee of the Company. Management believes the financial exposure, related to the automobile accident, is covered by insurance.

     On August 16, 1999, the United States District Court of Appeals for the Sixth District affirmed the decisions of the United States District Court for the Western District of Kentucky. Those decisions held that the Company was entitled to exclusive use of the name "Advance Auto Parts" throughout the United States, except in Jefferson County, Kentucky, and that the Company was entitled to summary judgment in connection with various infringement and unfair competition claims brought by the appellant.

     In January 1999, the Company was notified by the United States Environmental Protection Agency (EPA) that Western Auto may have potential liability under the Comprehensive Environmental Response Compensation and Liability Act relating to two battery salvage and recycling sites that were in operation in the 1970's and 1980's. The EPA has indicated that the total cleanup costs for the site will be approximately $1.6 million. Management has begun investigating the EPA notification. An estimate of the range of the Company's liability is not reasonably possible until technical studies are sufficiently completed and the amount of potential indemnification from Sears, if any, is further investigated. The ultimate exposure will also depend upon the participation of other parties named in the notification who are believed to share in responsibility.

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

                 Advance Holding Corporation and Subsidiaries
        Notes to Unaudited Condensed Consolidated Financial Statements Twelve and Twenty-Eight Week Periods Ended July 17, 1999 and July 18, 1998
                 (dollars in thousands, except per share data)
                                  (unaudited)

7.   Related Parties:


     The following table presents the related party transactions with Sears as of July 17, 1999 and for the period from January 2, 1999 to July 17, 1999:


      Net sales to Sears                 $   2,311
      Shared services revenue                1,711
      Shared services expense                 (842)
      Credit card fee expense               (1,459)
      Receivables from Sears                 4,671
      Payables to Sears                     (4,753)

8.   Stock Options:

     During the second quarter of fiscal 1999, the Company granted 228,000 non-qualified options to purchase shares of the Company's Class A common stock to officers and key employees at an exercise price of $16.82 per share. The fixed price service options will vest equally over a three-year period from the grant date and terminate on the seventh anniversary of the grant.

9.   Segment and Related Information:

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires entities to report financial and descriptive information related to segments within the organization.

     The Company has the following reportable segments: Advance Holding, Advance Stores and Western. Advance Holding has no operations. Advance Stores consist of the retail operations of the company including the converted and non-converted Parts America stores. Western consists of wholesale operations, including distribution services to independent dealers and three franchisees, and 41 retail stores all operating under the "Western Auto" name.

     As of July 17, 1999, the Company continues to formulate an appropriate management reporting approach for the Western operations. For the period from January 2, 1999 to July 17, 1999, management continued to receive and use financial information aggregated at the Western level in evaluating the performance of the acquired operations.

     The Company is in the process of converting all Parts America stores to Advance Auto Parts stores and expects to complete the conversion during fiscal 1999.

                 Advance Holding Corporation and Subsidiaries
        Notes to Unaudited Condensed Consolidated Financial Statements Twelve and Twenty-Eight Week Periods Ended July 17, 1999 and July 18, 1998
                 (dollars in thousands, except per share data)
                                  (unaudited)


                                      July 17, 1999                                        July 18, 1998
                    -----------------------------------------------------    --------------------------------------------
                                  (Loss) Income Before                                 (Loss) Income Before
                                       Income                                                Income
                        Net         Tax (Benefit)       Segment               Net         Tax (Benefit)       Segment
Twelve Weeks Ended     Sales        Provision ( c )   Assets ( c )           Sales        Provision ( c )   Assets ( c )
-------------------------------------------------------------------------------------------------------------------------
Advance Holding     $        -      $  (2,002)     $    1,543             $       -       $ (1,729)         $   1,696
Advance Stores (a)     448,969          1,426       1,174,350               255,037         10,895            593,221
Western (b)             92,791            144         206,328                     -              -                  -
                    ----------      ---------      ----------             ---------       --------          ---------
Consolidated        $  541,760      $    (432)     $1,382,221             $ 255,037       $  9,166          $ 594,917
                    ==========      =========      ==========             =========       ========          =========

Twenty-Eight Weeks Ended
-------------------------------------------------------------------------------------------------------------------------
Advance Holding     $        -      $  (4,579)     $    1,543             $       -       $ (1,652)         $   1,696
Advance Stores (a)     978,435        (26,668)      1,174,350               544,000          6,768            593,221
Western (b)            233,053         (4,486)        206,328                     -              -                  -
                    ----------      ---------      ----------             ---------       --------          ---------
Consolidated        $1,211,488      $ (35,733)     $1,382,221             $ 544,000       $  5,116          $ 594,917
                    ==========      ==========     ==========             =========       ========          =========


(a) At July 17, 1999 and July 18, 1998, total revenues include approximately $52,888 and $34,143 for the twelve week periods ended and $102,357 and $68,149 for the twenty-eight week periods ended, respectively, related to revenues derived from commercial sales including existing Advance Auto Parts stores and Parts America stores after store level management information system conversion.

(b) During fiscal 1999, certain accounts and the corresponding activity related to the Parts America store operations were transferred to Advance Stores through a dividend to and the assumption of liabilities by Advance Stores.

(c) Excludes investment in and equity in net earnings or losses of subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Advance Holding Corporation ("Holding") conducts all its operations through its wholly owned subsidiary, Advance Stores Company, Incorporated (the "Company"). The Company is the second largest retailer of automotive parts and accessories in the United States. As of July 17, 1999, the Company had 1,590 stores in 39 states, Puerto Rico and the U.S. Virgin Islands operating under the "Advance Auto Parts," "Parts America" and "Western Auto" names. In addition, the Company supplies approximately 715 stores in 48 states through the wholesale dealer network.

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

General

     During the first quarter of 1998, Holding consummated a recapitalization through the sale of common stock, the issuance of debt, the redemption of common and preferred stock and the repayments of notes payable and long-term debt (the "Recapitalization"). Additionally, on November 2, 1998, Western Auto Supply Company merged into a subsidiary of the Company (the "Western Merger"). As a result of the Western Merger, the Company issued to WA Holding Co., a wholly owned subsidiary of Sears, Roebuck and Co. ("Sears"), 11,474,606 shares of Common Stock of Holding (the "Holding Common Stock") representing approximately 40.6% of the outstanding Holding Common Stock, in addition to cash and assumption of certain liabilities.

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

     As of the date of the Western Merger, management began to assess and formulate a plan to close certain Parts America and Advance Auto Parts stores in overlapping markets or stores not meeting the Company's profitability objectives, to exit certain other facility leases, to relocate certain administrative functions supporting the Parts America stores to the Company's headquarters and to terminate certain management, administrative and support employees of the Service Stores and wholesale dealer network. As of July 17, 1999, 181 employees have been terminated, 58 Parts America stores and 27 Advance Auto Parts stores have been closed and the integration of the administrative functions associated with the Parts America stores is substantially complete. During the second quarter of fiscal 1999, the Company continued its plan by closing a distribution center, terminating certain staff at the location and terminating additional administrative staff supporting the Service Stores and wholesale dealer network. As a result of closing additional facilities and recording contractual obligations associated with management's plan, the Company recognized additional net liabilities of approximately $4.5 million in the second quarter of fiscal 1999. The Company plans to integrate the Service Stores and wholesale dealer network functions into its corporate headquarters and existing logistics functions by the end of fiscal 1999. The Company expects to finalize its plan related to the Western Merger within one year from the date of the Western Merger. Additional liabilities for severance, relocation, store closing and other facility exit costs may result in further adjustments to purchase accounting.

     Since the fourth quarter of 1998, the Company has been in the process of converting the remaining Parts America stores to Advance Auto Parts stores (the "Parts America Conversion"). The Parts America Conversion changes certain merchandise lines (the "Merchandise Conversion"), store level management information systems (the "MIS Conversion"), and the format and name of the Parts America stores to conform with the Advance Auto Parts stores (the "Physical Conversion"). As of July 17, 1999, Holding had completed all Merchandise Conversions and MIS Conversions as well as 280 Physical Conversions. Holding expects to complete the Physical Conversions by the end of fiscal 1999. The Company does not plan to convert the Service Stores as part of the Parts America Conversion.

     The Company expects to achieve benefits from the Western Merger through improved product pricing and terms from vendors, consolidated advertising, distribution and corporate support efficiencies, and the closure of certain overlapping locations. However, due to the Western Merger, the Company has incurred and expects to incur additional store closing, store conversion, distribution center conversion and system conversion expenses, other exit costs as part of the Parts America Conversion and other integration costs. In addition, the Company, as part of its plan, will continue to liquidate at reduced prices certain SKUs carried in the Parts America and Service Store inventory.

Results of Operations

     The following tables set forth the statement of operations data for Holding expressed in dollars and as a percentage of net sales for the periods indicated.


                                                   Twelve Weeks Ended                  Twenty-Eight Weeks Ended
                                                       (unaudited)                            (unaudited)
                                               ---------------------------           ------------------------------
                                                July 18,          July 17,            July 18,             July 17,
                                                  1998             1999                 1998                1999
                                               ----------       ----------           ----------        ------------
                                                 (dollars in thousands)                  (dollars in thousands)
Net Sales                                       $255,037         $541,760             $544,000          $1,211,488
Cost of sales                                    156,448          341,431              332,825             779,415
                                               ----------       ----------           ----------        ------------
Gross profit                                      98,589          200,329              211,175             432,073
Selling, general and administrative expenses      79,632          177,574              177,967             408,640
Expenses associated with Recapitalization             -                -                14,005                  -
Expenses associated with merger integration           -             8,235                   -               25,153
Expenses associated with private company              -                -                   845                  -
Expenses associated with non-cash compensation        -               452                   -                1,009
                                               ----------       ----------           ----------        ------------
Operating income (loss)                           18,957           14,068               18,358              (2,729)
                                               ----------       ----------           ----------        ------------
Interest expense                                  10,112           14,658               13,559              33,217
Other, net                                          (321)            (158)                (317)               (213)
Provision (benefit) for income taxes               4,241           (2,499)               2,543             (12,858)
                                               ----------       ----------           ----------        ------------
Net income (loss)                               $  4,925         $  2,067             $  2,573          $  (22,875)
                                               ==========       ==========           ==========        ============


                                                   Twelve Weeks Ended                  Twenty-Eight Weeks Ended
                                                       (unaudited)                            (unaudited)
                                               ---------------------------           ------------------------------
                                                July 18,          July 17,            July 18,             July 17,
                                                  1998             1999                 1998                1999
                                               ----------       ----------           ----------        ------------
                                                 (dollars in thousands)                  (dollars in thousands)
Net Sales                                          100.0%           100.0%               100.0%              100.0%
Cost of sales                                       61.3             63.0                 61.2                64.3
                                               ----------       ----------           ----------        ------------
Gross profit                                        38.7             37.0                 38.8                35.7
Selling, general and administrative expenses        31.2             32.8                 32.7                33.7
Expenses associated with Recapitalization             -                -                   2.6                  -
Expenses associated with merger integration           -               1.5                   -                  2.1
Expenses associated with private company              -                -                   0.2                  -
Expenses associated with non-cash compensation        -               0.1                   -                  0.1
                                               ----------       ----------           ----------        ------------
Operating income (loss)                              7.5              2.6                  3.3                (0.2)
                                               ----------       ----------           ----------        ------------
Interest expense                                     4.0              2.7                  2.5                 2.8
Other, net                                          (0.1)               -                 (0.2)                  -
Provision (benefit) for income taxes                 1.7             (0.5)                 0.5                (1.1)
                                               ----------       ----------           ----------        ------------
Net income (loss)                                    1.9%             0.4%                 0.5%               (1.9%)
                                               ==========       ==========           ==========        ============

     Net sales consist primarily of comparable store net sales, new store net sales and, for the twelve and twenty-eight weeks ended July 17, 1999, sales resulting from the Western Merger. Comparable store net sales is calculated based on the change in net sales starting once a store has been opened for thirteen complete accounting periods (each period represents four weeks). Relocations are included in comparable store net sales from the date of opening. Additionally, each converted Parts America store will be included in the comparable store net sales calculation after thirteen complete accounting periods following its physical conversion to an Advance Auto Parts store. Holding has not included and currently does not plan to include Service Stores in its comparable store net sales calculation.

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

Twelve Weeks Ended July 17, 1999 Compared to Twelve Weeks Ended July 18, 1998

     Net sales for the twelve weeks ended July 17, 1999 were $541.8 million, an increase of $286.7 million over net sales for the twelve weeks ended July 18, 1998. The net sales increase was a result of the Western Merger, comparable store sales increase of 11.4% and new stores opened within the last year. The comparable sales increase was due to the maturation of stores opened in 1997 and 1998, increased product availability, continued growth in the commercial sales program and the closure of certain Parts America stores in overlapping markets. Comparable store sales increased 10.3% for the twelve weeks ended July 18, 1998.

     During the twelve weeks ended July 17, 1999, Holding opened 24 new stores, relocated three stores, and closed nine stores in addition to the stores closed due to relocations (one of which was in connection with the Western Merger store closure program). Also, Holding added 193 stores to its commercial delivery program, bringing the total to 985 stores. As of July 17, 1999, Holding operated 1,590 stores in 39 states, Puerto Rico and the U.S. Virgin Islands and supplied approximately 715 independent dealers through the wholesale dealer network.

     Gross profit for the twelve weeks ended July 17, 1999 was $200.3 million, or 37.0% of net sales, compared with $98.6 million, or 38.7% of net sales, in the twelve weeks ended July 18, 1998. The decrease in the gross profit percentage resulted from the lower margins associated with the wholesale dealer network, the liquidation of certain product lines related to the Merchandise Conversion and shrinkage associated with the Parts America Conversion. Excluding the impact of the Service Stores and wholesale dealer network, Holding's gross profit percentage on Advance Auto Parts and Parts America stores increased to 39.2% from 38.7% despite the negative impact from the product liquidation and shrinkage. This increase is attributable to the Company realizing additional vendor support and price reductions from purchasing synergies as a result of the Western Merger.

     Selling, general, and administrative expenses, before expenses associated with the merger integration and non-cash compensation, increased to $177.6 million, or 32.8% of net sales, in the twelve weeks ended July 17, 1999 from $79.6 million, or 31.2% of net sales, in the twelve weeks ended July 18, 1998. The increase as a percentage of sales was due primarily to higher store labor and advertising costs. This increase was partially offset by a decrease in occupancy expense due to a higher percentage of owned locations. Holding recorded $8.2 million in merger integration and transition expenses and $0.5 million of non-cash compensation for the twelve weeks ended July 17, 1999. Merger integration and transition expenses consist primarily of store and merchandise conversions, professional services, travel, training and project incentives.

     Operating income, as adjusted for expenses associated with the merger integration and non-cash compensation, in the twelve weeks ended July 17, 1999 was $22.8 million, or 4.2% of net sales, as compared to $19.0 million, or 7.5% of net sales, in the twelve weeks ended July 18, 1998.

     EBITDA (operating income plus depreciation and amortization), as adjusted for expenses associated with the merger integration and non-cash compensation was $34.9 million in the twelve weeks ended July 17, 1999, or 6.4% of net sales, as compared to $25.0 million, or 9.8% of net sales, in the twelve weeks ended July 18, 1998. EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as a substitute for net income as an indicator of operating performance or as an alternative to cash flow (as measured by GAAP) as a measure of liquidity. Holding's method for calculating EBITDA may differ from similarly titled measures reported by other companies. Management believes certain one time expenses, expenses associated with the merger integration and non-cash compensation, should be eliminated from the EBITDA calculation to evaluate the operating performance of the Company.

     Interest expense in the twelve weeks ended July 17, 1999 was $14.7 million, or 2.7% of net sales, compared to $10.1 million, or 4.0% of net sales, in the twelve weeks ended July 18, 1998. The increase in interest expense in the twelve weeks ended July 17, 1999 was primarily due to the additional debt incurred in the Western Merger, increased borrowings under the Company's revolver and delayed draw facilities and higher interest rates.

     Income tax benefit for the twelve weeks ended July 17, 1999 was $2.5 million compared to an expense of $4.2 million in the twelve weeks ended July 18, 1998. The benefit in the second quarter of fiscal 1999 results largely from adjustments to management's estimate of the Company's annual effective income tax rate. The Company believes it will realize these tax benefits because of loss carrybacks to prior periods, reversal of temporary differences, tax planning strategies and anticipated future earnings.

     As a result of the above factors, Holding recorded net income of $2.1 million in the twelve weeks ended July 17, 1999 as compared to $4.9 million in the twelve weeks ended July 18, 1998. As a percentage of net sales, net income for the twelve weeks ended July 17, 1999 was 0.4% as compared to 1.9% for the twelve weeks ended July 18, 1998.

Twenty-Eight Weeks Ended July 17, 1999 Compared to Twenty-Eight Weeks Ended July 18, 1998

     Net sales for the twenty-eight weeks ended July 17, 1999 were $1,211.5 million, an increase of $667.5 million over net sales for the twenty-eight weeks ended July 18, 1998. The net sales increase was a result of the Western Merger, comparable store sales increase of 12.7% and new stores opened within the last year. The comparable sales increase was due to the maturation of stores opened in 1997 and 1998, increased product availability, continued growth in the commercial sales program and closure of certain Parts America stores in overlapping markets. Comparable store sales increased 6.9% for the twenty-eight weeks ended July 18, 1998.

     During the twenty-eight weeks ended July 17, 1999, Holding opened 55 new stores, reopened one closed location, relocated five stores, and closed 29 stores in addition to the stores closed due to relocations (19 of which were in connection with the Western Merger store closure program). Also, Holding added 453 stores to its commercial delivery program, bringing the total to 985 stores. As of July 17, 1999, Holding operated 1,590 stores in 39 states, Puerto Rico and the U.S. Virgin Islands and supplied approximately 715 independent dealers through the wholesale dealer network.

     Gross profit for the twenty-eight weeks ended July 17, 1999 was $432.1 million, or 35.7% of net sales, compared with $211.2 million, or 38.8% of net sales, in the twenty-eight weeks ended July 18, 1998. The decrease in the gross profit percentage resulted largely from the lower margins associated with the wholesale dealer network, the liquidation of certain product lines related to the Merchandise Conversion and shrinkage associated with the Parts America Conversion. Excluding the impact of the above, Holding's gross profit percentage on Advance Auto Parts and Parts America stores would have increased as a result of generally better pricing and more favorable terms from its vendors as well as the increased vendor support in the twenty-eight weeks ended July 17, 1999 compared to the twenty-eight weeks ended July 18, 1998. This increase in vendor support from long-term vendor agreements renegotiated as a result of the Western Merger, which will provide for price reductions on future purchases, has also resulted in deferred revenue for amounts from vendors that have not yet been earned.

     Selling, general, and administrative expenses, before expenses associated with the Recapitalization, merger integration, private company and non-cash compensation, increased to $408.6 million, or 33.7% of net sales, in the twenty-eight weeks ended July 17, 1999 from $178.0 million, or 32.7% of net sales, in the twenty-eight weeks ended July 18, 1998. The increase as a percentage of sales was due primarily to higher store labor costs, the increase in advertising costs and cost associated with the Company's national managers' conference. This increase was partially offset by a decrease in occupancy expense due to a higher percentage of owned locations. Holding recorded $25.2 million in merger integration and transition expenses and $1.0 million of non-cash compensation for the twenty-eight weeks ended July 17, 1999 and $14.0 million of Recapitalization expenses and $0.8 million in private company expenses for the twenty-eight weeks ended July 18, 1998. Merger integration and transition expenses consist primarily of store and merchandise conversions, professional services, travel, training and project incentives.

     Operating income, as adjusted for expenses associated with the Recapitalization, merger integration, private company and non-cash compensation in the twenty-eight weeks ended July 17, 1999 was $23.5 million, or 1.9% of net sales, as compared to $33.2 million, or 6.1% of net sales, in the twenty-eight weeks ended July 18, 1998.

     EBITDA (operating income plus depreciation and amortization), as adjusted for expenses associated with the Recapitalization, merger integration, private company and non-cash compensation was $52.8 million in the twenty-eight weeks ended July 17, 1999, or 4.4% of net sales, as compared to $46.7 million, or 8.6% of net sales, in the twenty-eight weeks ended July 18, 1998. EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as a substitute for net income as an indicator of operating performance or as an alternative to cash flow (as measured by GAAP) as a measure of liquidity. Holding's method for calculating EBITDA may differ from similarly titled measures reported by other companies. Management believes certain one time expenses, expenses associated with the Recapitalization, merger integration, private company and non-cash compensation should be eliminated from the EBITDA calculation to evaluate the operating performance of the Company.

     Interest expense in the twenty-eight weeks ended July 17, 1999 was $33.2 million, or 2.8% of net sales, compared to $13.6 million, or 2.5% of net sales, in the twenty-eight weeks ended July 18, 1998. The increase in interest expense in the twenty-eight weeks ended July 17, 1999 was primarily due to the increase in debt related to the Recapitalization, the additional debt incurred in the Western Merger, increased borrowings under the Company's revolver and delayed draw facilities and higher interest rates.

     Income tax benefit for the twenty-eight weeks ended July 17, 1999 was $12.9 million compared to an expense of $2.5 million in the twenty-eight weeks ended July 18, 1998. This decrease was primarily due to the decrease in income before income taxes. The Company believes it will realize these tax benefits because of loss carrybacks to prior periods, reversal of temporary differences, tax planning strategies and anticipated future earnings.

     As a result of the above factors, Holding recorded a net loss of $22.9 million in the twenty-eight weeks ended July 17, 1999 as compared to net income of $2.6 million in the twenty-eight weeks ended July 18, 1998. As a percentage of net sales, net loss for the twenty-eight weeks ended July 17, 1999 was 1.9% as compared to net income of 0.5% for the twenty-eight weeks ended July 18, 1998.

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

     Holding's new stores require capital expenditures of approximately $120,000 per store and an inventory investment of approximately $400,000 per store. A substantial portion of these inventories are financed through vendor payables. Pre-opening expenses, consisting primarily of store set-up costs and training of new store employees, average approximately $25,000 per store and are expensed when incurred. The Company expects to open between 80 and 100 new stores during fiscal year 1999. Additionally, the Parts America Conversion will require capital expenditures of approximately $65,000 and conversion expense of approximately $30,000 per store. Generally, Parts America stores carried approximately $100,000 more inventory (including support inventory in the distribution centers) than Advance Auto Parts stores. Holding expects to reduce the inventory levels in the Parts America stores to Holding's average over the next 6-12 months.

     For the twenty-eight weeks ended July 17, 1999, net cash used in operating activities was $58.2 million. Of this amount, $22.9 million was due to a net loss. Depreciation provided an additional $29.4 million of funds, amortization of deferred debt issuance costs and bond discount provided an additional $6.5 million and $71.2 million was used in working capital and other purposes, consisting primarily of increases in inventory and receivables. Net cash used for investing activities was $51.5 million and was comprised primarily of net capital expenditures of approximately $51.2 million. Net cash provided by financing activities was $100.2 million and was comprised primarily of net borrowings.

     Holding believes it will have sufficient liquidity to fund its debt service obligations and implement its growth strategy over the next twelve months. As of July 17, 1999, Holding and the Company had outstanding indebtedness consisting of $70.2 million of Senior Discount Debentures (the "Debentures"), $200.0 million of Senior Subordinated Notes (the "Senior Subordinated Notes"), borrowings of $327.0 million under the bank credit facility (the "Bank Credit Facility"), $10.0 million of indebtedness under the McDuffie County Development Authority Taxable Industrial Bonds ("IRB") and $3.3 million of obligation under a capital lease.

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

     The Company has access to a total of $465.0 million through the Bank Credit Facility in addition to its operating cash flow. The Bank Credit Facility provides for (i) a $125.0 million Tranche B term loan, which was made at the closing of the Recapitalization; (ii) a revolver with maximum borrowings including letters of credit of approximately $125.0 million, of which $50.8 million was available as of July 17, 1999, (iii) a $125.0 million delayed draw term loan of which $50.0 million was drawn during the second quarter of fiscal 1999 and $75.0 million is available to the Company through April 15, 2001, and
(iv) a $90.0 million deferred term loan facility, which was drawn at the closing of the Western Merger. Subsequent to July 17, 1999, the Company drew an additional $20.0 million of the delayed draw term loan to reduce the outstanding revolver balance. The term loan facilities, other than the Tranche B term loan, will mature on the sixth anniversary of initial borrowing, and the Tranche B term loan will mature on the eighth anniversary of initial borrowing. Annual principal payments on the term loan facilities prior to the sixth anniversary of initial borrowing will be nominal; thereafter, required principal payments will be approximately $236.5 million in 2004, $60.0 million in 2005 and $30.0 million in 2006, assuming the term loan facilities have been fully borrowed. The revolving loan facility will mature on the sixth anniversary of initial borrowing. Until the delivery to the lenders of the Company's consolidated financial statements for the first four fiscal quarters after the closing of the Recapitalization, the interest rates under the delayed draw facilities and the revolver are based, at the option of the Company, on either a Eurodollar rate plus 2.25% per annum or a base rate plus 1.25% per annum. From and after the delivery of such consolidated financial statements, the interest rates under the delayed draw facilities and the revolver will be determined by reference to a pricing grid that will provide for reductions in the applicable interest rate margins based on the Company's trailing total debt to EBITDA ratio (as defined in the Bank Credit Facility). The initial margins will be 2.25% and 1.25% for Eurodollar and base rate borrowings, respectively, and can step down to 1.75% and 0.75%, respectively, if the Company's total debt to EBITDA ratio is less than or equal to 4.00 to 1.00. The interest rate under the Tranche B term loan and the deferred term loan facility is based, at the option of the Company, on a Eurodollar rate plus 2.50% or a base rate plus 1.50%.

     The Bank Credit Facility contains covenants restricting the ability of the Company and its subsidiaries to, among others things, (i) pay dividends on any class of capital stock or make any payment to purchase, redeem, retire, acquire, cancel or terminate capital stock, (ii) prepay, redeem, retire, acquire, cancel or terminate debt, (iii) incur liens or engage in sale-leaseback transactions,
(iv) make loans, investments, advances or guarantees, (v) incur additional debt (including hedging arrangements), (vi) make capital expenditures, (vii) engage in mergers, acquisitions and asset sales, (viii) engage in transactions with affiliates, (ix) enter into any agreement which restricts the ability to create liens on property or assets or the ability of subsidiaries to pay dividends or make payments on advances or loans to the Company or other subsidiaries; (x) change the nature of the business conducted by the Company and its subsidiaries,
(xi) change the passive holding company status of Holding, and (xii) amend existing debt agreements or the Company's or Holding's certificate of incorporation, by-laws or other organizational documents. The Company is also required to comply with financial covenants in the Bank Credit Facility with respect to (a) limits on annual aggregate capital expenditures,(b) a maximum leverage ratio, (c) a minimum interest coverage ratio, and (d) a minimum retained cash earnings test. The Company is generally prohibited from paying dividends (including to Holding) except that as long as no defined event of default under the Bank Credit Facility then exists, the Company will be permitted to pay dividends to Holding in an amount sufficient to cover the cash interest due on the Debentures commencing October 15, 2003. The Company believes it is in compliance with the above covenants under the Bank Credit Facility as of July 17, 1999.

     The loans under the Bank Credit Facility are secured by a first priority security interest in all tangible and intangible assets of the Company. In the second quarter of fiscal 1999, the Company amended the Bank Credit Facility to add Advance Trucking Corporation as a subsidiary guarantor. Amounts available to the Company under the revolver and delayed draw term loans are subject to a borrowing base formula, which is based on certain percentages of the Company's inventories. As of July 17, 1999, $237.8 million was available under these facilities, net of $12.2 million outstanding for letters of credit. The Company intends to use borrowings under the revolver and delayed draw term loans for store expansion, the Parts America Conversion and funding of working capital. Borrowings under the Bank Credit Facility are required to be prepaid, subject to certain exceptions, with (a) 50% of defined excess cash flow, (b) 100% of the net cash proceeds of all asset sales or other dispositions of property by the Company and its subsidiaries (including certain insurance and condemnation proceeds), subject to certain exceptions (including exceptions for (i) reinvestment of certain asset sale proceeds within 360 days of such sale and
(ii) certain sale-leaseback transactions), (c) 100% of the net proceeds of issuances of debt obligations of the Company and its subsidiaries, and (d) 100% of the net proceeds of issuance of equity of the Company and its subsidiaries. Because increases in net working capital, capital expenditures and debt repayments are deducted in calculating excess cash flow, the Company does not anticipate that the prepayment obligation under the Bank Credit Facility in respect thereof will have a material effect on its operating strategy. With respect to growth through acquisitions, the operation of this covenant may result in the application of cash resources for prepayments which would require the Company to secure additional equity or debt financing to fund an acquisition, but while no assurance can be given, the Company does not anticipate that this would have a material effect on its ability to finance acquisitions in the future.

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

     A significant percentage of the software that runs most computers relies on two-digit date codes to perform computations and decision-making functions. Commencing on January 1, 2000, these computer programs may fail from an inability to interpret date codes properly, misinterpreting "00" as the year 1900 rather than 2000. The Company believes it has completed the identification of all necessary internal software changes required due to the Year 2000 issue. The Company has appointed an internal Year 2000 project manager and remediation team and has adopted a four phase approach of assessment, remediation, testing, and contingency planning. The scope of the project includes all internal software, hardware, operating systems, and assessment of risk to the business from vendors and other partners' Year 2000 issues. The assessment of all internal systems, the remediation and testing phases are complete. Contingency planning for certain information technology systems and business processes has begun.

     The Company is utilizing internal and external resources to correct, replace, and test its software and equipment for Year 2000 compliance. As of August 31, 1999, the Company has completed substantially all reprogramming required to permit the proper functioning of all internal computer systems and equipment, including the testing of such systems and equipment, that will be operational on December 31, 1999. The total cost of the Year 2000 project is estimated at $5.2 million. Of that cost, approximately $2.5 million represents the purchase of new software and hardware, which will be capitalized. The remaining costs were or will be expensed as incurred during fiscal 1998 and 1999. As July 17, 1999, the Company has spent approximately $4.3 million on the Year 2000 project.

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

     The Company has developed contingency plans in the event a business interruption caused by Year 2000 problems should occur. For certain information technology systems and business functions, contingency plans are in place. Elements of the Company's contingency plans include: switching of vendors, back-up systems that do not rely on computers, and the stockpiling of certain products in the months before the Year 2000.

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

                          PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     On August 16, 1999, the United States District Court of Appeals for the Sixth District affirmed the November 1996, October 1997 and January 1998 decisions of the United States District Court for the Western District of Kentucky. Those decisions held that the Company was entitled to exclusive use of the name "Advance Auto Parts" throughout the United States, except in Jefferson County, Kentucky, and that the Company was entitled to summary judgment in connection with various infringement and unfair competition claims brought by the appellant.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On May 23, 1999 and June 24, 1999, Holding issued and sold an aggregate of 39,150 shares of its Class A common stock, $0.01 par value per share (the "Shares"), at a price per share of $ 16.82 or an aggregate purchase price of $658,503 to certain employees of the Company other than the Company's officers or directors (the "Purchasers"). Holding offered and sold the Shares pursuant to the Advance Holding Corporation 1998 Employee Stock Subscription Plan, as amended (the "Plan"), which the Company filed as an exhibit to its Registration Statement on Form S-4, effective October 30, 1998 (Registration No. 333-56013). As consideration for the Shares, Holding received $356,810 in cash, and $301,693 in the form of secured promissory notes, the payment of which are secured by individual stock pledge agreements with each borrowing Purchaser.

     The issuance of the Shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Rule 701 promulgated thereunder, which exempts certain offers and sales of securities pursuant to certain compensatory benefit plans. The Plan is a compensatory benefit plan within the meaning of Rule 701 and the aggregate amount of securities sold by Holding in reliance on Rule 701 during the applicable period has not exceeded 15% of the outstanding amount of Class A common stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit
          Number   Description
          ------   -----------

          10.1(1) First Amendment dated as of June 30, 1999, to the Credit Agreement dated as of April 15, 1998 as amended and restated as of October 19, 1998, among Holding, the Company, the lenders party thereto and The Chase Manhattan Bank ("Chase"), as administrative agent.

          10.2(1) Supplement No. 1 dated as of June 30, 1999, to the Guarantee Agreement dated as of April 15, 1998 as amended and restated as of November 2, 1998, among Holding, the Subsidiary Guarantors listed therein and Chase, as collateral agent.

          10.3(1) Supplement No. 1 dated as of June 30, 1999, to the Pledge Agreement dated as of April 5, 1998 as amended and restated as of November 2, 1998, among the Company, Holding, the Subsidiary Pledgors listed therein and Chase, as collateral agent.

          10.4(1) Supplement No. 1 dated as of June 30, 1999, to the Security Agreement dated as of April 15, 1998 as amended and restated as of November 2, 1998, among the Company, Holding, the Subsidiary Guarantors listed therein and Chase, as collateral agent.

          10.5(1) Supplement No. 1 dated as of June 30, 1999, to the Indemnity, Subrogation and Contribution Agreement dated as of April 15, 1998 as amended and restated as of November 2, 1998 among the Company, Holding, the Guarantors listed therein and Chase, as collateral agent.

          27.1     Financial Data Schedule.

          (1) Incorporated by reference to the exhibit designated by the same number in the Form 10-Q filed by the Company for the period ended July 17, 1999 (File No. 333-56013).

     (b)  Reports on Form 8-K

          None

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ADVANCE HOLDING CORPORATION,
                                a Virginia corporation


August 31, 1999                 By: /s/ J. O'Neil Leftwich
                                    --------------------------------------------
                                          J. O'Neil Leftwich
                                          Chief Financial Officer
                                          (Duly Authorized Officer and Principal
                                          Financial Officer)