Form 10-K
period 2000-01-01
ADVANCE HOLDING CORP
filed 2000-03-31
CIK 1061889

================================================================================
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended January 1, 2000
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ________ to ________.

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

     As of March 31, 2000, the registrant had outstanding 28,306,150 shares of Class A Common Stock, par value $0.01 per share (the only class of common stock of the registrant outstanding). The registrant's Class A Common Stock is not traded in a public market.

     Aggregate market value of the registrant's voting and nonvoting Class A Common Stock: Not Applicable.

                   Documents Incorporated by Reference: None

================================================================================

                                    PART I

     This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These statements include without limitation the words "believes," "anticipates," "estimates," "intends," "expects," and words of similar import. All statements other than statements of historical fact included in statements under "Item 1. Business," "Item 2. Properties," "Item 3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" include forward-looking information and may reflect certain judgments by management. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Holding and the Company or the automotive aftermarket industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These potential risks and uncertainties include, but are not limited to; those identified in the "Risk Factors" section of this Form 10-K located at the end of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Holding disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.


Item 1.   Business.

General

     Advance Holding Corporation ("Holding") conducts all of its operations through its wholly owned subsidiary, Advance Stores Company, Incorporated and its subsidiaries (the "Company"). As of January 1, 2000, the Company had 1,617 stores in 38 states, Puerto Rico and the Virgin Islands operating under the "Advance Auto Parts" and "Western Auto" names. Advance Auto Parts is the second largest specialty retailer of automotive parts, accessories and maintenance items in the United States, and based on store count, the Company believes it is the largest retailer in a majority of its markets. Western Auto operates in Puerto Rico, the Virgin Islands and California (the "Service Stores") and offers home and garden merchandise in addition to automotive parts, accessories and service. In addition, Western Auto is a wholesale supplier of automotive parts and accessories and home and garden merchandise to approximately 670 stores in 48 states through a wholesale dealer network. In fiscal 1999, the Company derived over 90% of its total revenues from the retail sale of automotive parts and accessories. In fiscal 1997 and 1998 (prior to the Western Auto Supply Company Merger in November 1998, described below), 100% of the Company's total revenues were derived from the retail sale of automotive parts and accessories.

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

E-commerce

     In January of fiscal 2000, the Company announced a joint venture with CSK Auto, Inc. ("CSK") and Sequoia Capital to form PartsAmerica.com, Inc. ("PartsAmerica.com"). PartsAmerica.com is an e-commerce destination in the automotive aftermarket that will operate independently from its partners and will utilize the Company's and CSK's existing logistic systems to support its web-based operations. The Company has contributed the use of the "Parts America" trade name to PartsAmerica.com under a royalty free license agreement and the use of certain other assets. The Company is also party to a service agreement with PartsAmerica.com that defines the wholesale sale of merchandise to PartsAmerica.com and certain other services to be provided by the Company. The Company finalized the Parts America.com agreement in March of fiscal 2000 and expects to begin selling products to PartsAmerica.com by the third quarter of fiscal 2000.

Recapitalization

     In April 1998, Holding consummated its recapitalization (the
"Recapitalization"). See Note 3 to "Item 8. Financial Statements" for a detailed discussion of the Recapitalization.


Western Merger

     On November 2, 1998, Western Auto Supply Company merged into Advance Acquisition Corporation ("AAC"), a subsidiary of the Company (the "Western Merger"). At the time of the Western Merger, AAC changed its name to Western Auto Supply Company ("Western"). References to Western Auto Supply Company refer to the entity prior to the Western Merger. As consideration in the Western Merger, the Company issued to Sears, Roebuck and Co. ("Sears"), the parent company of Western Auto Supply Company, 11,474,606 shares of Common Stock of Holding (the "Holding Common Stock") representing approximately 40.6% of the outstanding Holding Common Stock and paid Sears $185.0 million in cash, including the Company's portion of losses accrued by Sears with respect to credit card portfolios. Certain existing stockholders of Holding invested an additional $70.0 million in equity to fund a portion of the cash purchase price, the remainder of which was funded through additional borrowings under the Company's Credit Facility (the "Credit Facility") and cash on hand.

     Prior to the Western Merger, Western Auto Supply Company operated 612 auto parts stores in the United States under the "Parts America" name. In addition, Western Auto Supply Company operated 38 Service Stores in Puerto Rico and the Virgin Islands and one store in each of California and Hawaii under the "Western Auto" name. Western Auto Supply Company also supplied approximately 740 Western Auto dealer stores in 48 states. Western Auto Supply Company supplied its stores and dealers through four distribution centers.

     Immediately following the Western Merger, the Company began the integration of Western Auto Supply Company, which consisted primarily of converting the Parts America stores to Advance Auto Parts stores (the "Parts America Conversion") and integrating certain administrative and support functions into its corporate headquarters. The Parts America Conversion consisted of changing certain merchandise lines (the "Merchandise Conversion"), store level management information systems (the "MIS Conversion"), and the format and name of the Parts America stores to conform with the Advance Auto Parts stores (the "Physical Conversion"). In addition, the Company consolidated duplicative stores and facilities, separated or relocated certain employees and integrated the management information systems of the combined companies.

     During the fourth quarter of fiscal 1999, the Company completed the integration of Western Auto Supply Company. As a result of the integration, the Company has closed 67 Parts America and 31 Advance Auto Parts stores that were in overlapping markets or that did not meet the Company's profitability objectives, one distribution center and one Service Store in Hilo, Hawaii. In addition, as of March 31, 2000, the Company has terminated 459 employees in connection with the integration.


Store Operations

     The Company's stores generally are located in or adjacent to good visibility, high traffic strip shopping centers. Domestic stores generally range in size from 5,000 to 10,000 square feet, averaging approximately 8,000 square feet, and currently stock between 16,000 and 21,000 stock keeping units ("SKUs"). In addition, approximately 115,000 SKUs that are not stocked at the store level are available on a next or same day basis to virtually all domestic stores through the Company's PDQ(R) network. In fiscal 2000, the Company will initiate a mini-PDQ(R) concept that will utilize store space in certain markets with differing product mix requirements. The Company's stores are divided into three regions which are managed by Senior Vice Presidents who are supported by 10 Regional Vice Presidents. Reporting to the Regional Vice Presidents are Division Managers who have direct responsibilities for store operations. A typical division consists of 14 to 18 stores. Depending on store size and sales volume, each store is staffed by 8 to 30 employees under the leadership of a store manager. Stores generally are open seven days a week from 8:00 a.m. to 8:00 p.m.

     The Service Stores in Puerto Rico and the Virgin Islands are managed by one Executive Vice President, and six District Managers who are supported by various managers and field personnel. These stores average approximately 15,800 square feet and stock approximately 18,000 SKUs of automotive and home and garden merchandise, and are staffed with up to 70 employees depending on store size and sales volume. The store hours are generally 7:00 a.m. to 8:00 p.m. seven days a week.

     The wholesale dealer operations are managed by one Executive Vice President, a sales manager, an operations manager and various field and support personnel. The wholesale dealer operations consist of a network of independently owned locations, which include associate, licensee, sales center and franchise dealers. Associate, licensee and franchise stores have full rights to the use of the "Western Auto" name and certain services provided by the Company. Sales centers only have the right to purchase certain products from Western. The Company also services the wholesale dealer network through various administrative and support functions chosen by each independent location.

The Company's stores are currently located as follows:

                        Number of                                   Number of                                 Number of
                       Stores as of                               Stores as of                              Stores as of
     Location        January 1, 2000            Location        January 1, 2000           Location        January 1, 2000
------------------   ---------------       ------------------   ---------------      ------------------   ---------------
Arkansas                      6            Massachusetts               19            Pennsylvania               116
Alabama                      57            Maryland                    31            Puerto Rico                 38
California                    1            Mississippi                 19            Rhode Island                 4
Colorado                     15            Michigan                    31            South Carolina              94
Connecticut                  23            Maine                        8            South Dakota                 1
Delaware                      5            Missouri                    38            Tennessee                  105
Florida                      27            Nebraska                    11            Texas                       34
Georgia                     122            New Hampshire                4            Virgin Islands               2
Iowa                         22            New Jersey                  12            Virginia                   123
Illinois                     21            New York                    91            Vermont                      2
Indiana                      60            North Carolina             164            Wisconsin                   17
Kansas                       26            Ohio                       135            West Virginia               60
Kentucky                     62            Oklahoma                     2            Wyoming                      2
Louisiana                     7


Management Information Systems

     Store Based Information Systems

     The Company has store-based information systems located in its Advance Auto Parts stores, which are designed to improve the efficiency of its operations and enhance customer service, and are comprised of Point-of-Sale ("POS"), Electronic Parts Catalogs ("EPC") and Store Level Inventory Management ("SLIM") systems. These systems are tightly integrated by a communications network and together provide real time, comprehensive information to store personnel, resulting in improved customer service levels and in-stock availability.

     Point-of-Sale: The POS system has improved store productivity and customer service by streamlining store procedures. POS information is used to formulate the Company's pricing, marketing and merchandising strategies as well as to rapidly replenish inventory. Additionally, the POS system maintains a customer purchase and warranty history database, which may be used for targeted marketing programs.

     Electronic Parts Catalog: The EPC system is a software based system that identifies the application, location and availability of over 2 million applications enabling sales associates to assist customers in parts selection and ordering based on the year, model, engine type and application needed. The EPC system displays an identified part and its inventory status, and if the part is not available at the store, its availability through PDQ(R). The EPC system also displays related parts for sales associates to recommend to a customer, leading to increased average sales per customer. The integration of this system with the POS system improves customer service by reducing time spent at the cash register and fully automating the sales process between the parts counter and the POS register. Additionally, this system allows sales associates to order parts and accessories electronically from the Company's PDQ(R) system with immediate confirmation of price, availability and delivery schedule. Information about a customer's automobile can be entered into a permanent customer database that can be accessed immediately whenever the customer visits or telephones the store.

     Store Level Inventory Management System: The SLIM system provides real-time inventory tracking at the store level. With SLIM, store personnel can check the quantity of on-hand inventory for any SKU, automatically process returns and defective merchandise, designate SKUs for cycle counts and track merchandise transfers. The Company is testing the effectiveness and viability of radio frequency hand held devices in approximately 170 of its retail stores that should increase inventory utilization and ensure the accuracy of inventory movements.

     Store IntraNet ("STORENET"): The Company is in the process of installing an intranet which will give all stores browser-based access to additional corporate information. This provides store personnel access to on-line training, operational manuals, store planograms and planning calendars. The Company has installed STORENET in over 900 stores and plans to have STORENET installed in all Advance Auto Parts stores by the second quarter of fiscal 2000.

     Communications Network: In fiscal 1999, the Company replaced its satellite communications in the United States with a frame relay network. The frame relay network will provide increased capacity to support the Company's growth strategy and future in-store applications. As a result of the Western Merger, the Company has installed a satellite network in Puerto Rico and the Virgin Islands to improve communications with the Service Stores.

     Logistics and Purchasing Information Systems

     The Distribution Center Management System ("DCMS") provides real-time inventory tracking throughout the stages of receiving, picking, shipping and replenishment at the distribution center level. The DCMS, integrated with material handling equipment, significantly reduces warehouse and distribution costs while improving efficiency. As a result of installing the DCMS in four distribution centers and five PDQ(R) warehouses in fiscal 1999, all of the Company's logistic facilities currently operate using this technology. As a result, the Company will be able to service over 2,000 stores from its six retail distribution centers that serve Advance Auto Parts stores and to support the future growth of the Service Stores and wholesale dealer network from its Gastonia distribution center.

     The E3 Replenishment System ("E3"), which was implemented in 1994, monitors the Company's distribution center and PDQ(R) warehouse inventory levels and orders additional products when appropriate. In addition, the system tracks sales trends by SKU, allowing the Company to adjust future orders to evolving demand. The Company is currently implementing a store level replenishment version of E3.

Purchasing and Merchandising

     Merchandise is selected and purchased for all Advance Auto Parts stores, the Service Stores and the wholesale dealer network by personnel at the Company's corporate offices in Roanoke and Kansas City. In fiscal 1999, the Company purchased from over 200 vendors, with no single vendor accounting for 10% or more of purchases. The Company's purchasing strategy involves negotiating multi-year agreements with certain vendors. In connection with the Western Merger, the Company entered into several long-term agreements that provide more favorable terms and pricing, which will continue through the current term of the agreements, generally three to five years.

     The Company's merchandising objective related to automotive products is to carry a broad selection of brand names in the Advance Auto Parts stores such as; Fram-Bendix-Autolite, Fel-Pro, Federal-Mogul and AC Delco, that generate customer traffic and appeal to the Company's commercial delivery customers. Additionally, the Service Stores and the wholesale dealer network carry home and garden products by Whirlpool, Maytag, Frigidaire and Yardman and automotive products by Michelin and Goodyear in addition to those products carried in the Advance Auto Parts stores. In connection with the Western Merger, the Company reached agreements with Sears to supply the Service Stores and wholesale dealer network with certain DieHard(R) and Craftsman(R) brand products. In addition to such branded products, the Company stocks a wide selection of high quality private label products that appeal to value conscious customers. Sales of replacement parts account for approximately 65% of the Company's sales and generate higher gross profit margins than maintenance items or general accessories. The Company determines its product mix based on a merchandising program designed to identify the optimal inventory mix at each individual store based on that store's historical and projected sales.

Warehouse and Distribution

     The Company currently operates six distribution centers that service Advance Auto Parts stores in the United States. The Company also operates a separate distribution center in the United States that services the Service Stores and wholesale dealer network.

     All distribution centers are equipped with technologically advanced material handling equipment, including carousels, "pick to light" systems, radio frequency technology and automated sorting systems.

     The Company offers approximately 25,000 SKUs on a next day basis to substantially all of its domestic retail stores via its nine PDQ(R) warehouses. Stores place orders to these facilities through an on-line ordering system, and ordered parts are delivered to substantially all stores the next day through the Company's dedicated PDQ(R) trucking fleet. The Company operates a PDQ(R) warehouse that stocks approximately 90,000 SKUs of harder to find automotive parts and accessories. This facility is known as the "Master PDQ(R)" warehouse and utilizes existing PDQ(R) distribution infrastructure to provide next day service to substantially all of the Advance Auto Parts stores.

     The following table sets forth certain information relating to the Company's main distribution facilities:

                                                           Opening                                  Size
              Distribution Facility                         Date            Area Served           (Sq. ft.)
-------------------------------------------------         --------      -------------------       ---------
Main Distribution Centers
  Roanoke, Virginia...............................          1988        Mid-Atlantic                440,000
  Gadsden, Alabama................................          1994        South                       240,000
  Jeffersonville, Ohio............................          1996        Mid West                    383,000
  Gastonia, North Carolina (1)....................          1969        Service Stores,             663,000
                                                                        Wholesale Dealer
                                                                        Network
  Salina, Kansas (1)..............................          1971        West                        441,000
  Delaware, Ohio (1)..............................          1972        Northeast                   510,000
  Thomson, Georgia................................          1999        Southeast                   383,000

PDQ Warehouses
  Salem, Virginia.................................          1983        Mid-Atlantic                 50,400
  Smithfield, North Carolina......................          1991        Southeast                    42,000
  Jeffersonville, Ohio (2)........................          1996        Mid West                     50,000
  Thomson, Georgia (2)............................          1998        South, Southeast             50,000
  Goodlettesville, Tennessee......................          1999        Central                      41,900
  Youngwood, Pennsylvania.........................          1999        East                         49,000
  Riverside, Missouri.............................          1999        West                         45,000
  Guilderland Center, New York ...................          1999        Northeast                    47,400
  Temple, Texas (1)(3)............................          1999        Southwest                   100,000

Master PDQ Warehouse
  Andersonville, Tennessee........................          1998        All                         116,000


(1)  The Company acquired these facilities in the Western Merger in November
     1998.
(2)  This facility is located within the main distribution center.
(3) Total capacity of this facility is approximately 550,000 square feet and is held for sale at January 1, 2000.

Employees

     As of March 31, 2000, the Company employed approximately 14,600 full-time employees and 9,300 part-time employees. Approximately 84% of the Company's workforce is employed in store level operations, 11% in distribution and 5% in the Company's corporate offices in Roanoke, Virginia, Kansas City, Missouri and San Juan, Puerto Rico. The Company has never experienced any labor disruption and believes that its labor relations are good.

Competition

     The Company competes in the automotive aftermarket industry, which consists of replacement parts, maintenance items and accessories which, according to industry estimates, generates approximately $90 billion in sales per year. The Company competes for both DIY and DIFM customers. Although the number of competitors and the level of competition vary by market area, both markets are highly fragmented and generally very competitive. The Company competes primarily with national and regional retail automotive parts chains (such as AutoZone, Inc., Discount Auto Parts, Inc., O'Reilly Automotive, Inc. and The Pep Boys--Manny, Moe & Jack), wholesalers or jobber stores (some of which are associated with national automotive parts distributors or associations, such as NAPA), independent operators, automobile dealers and mass merchandisers that carry automotive replacement parts, maintenance items and accessories (such as Wal-Mart Stores, Inc.). The Company believes that chains of automotive parts stores, such as the Company, with multiple locations in regional markets, have competitive advantages in customer service, marketing, inventory selection, purchasing and distribution as compared to independent retailers and jobbers that are not part of a chain or associated with other retailers or jobbers. The principal competitive factors that affect the Company's business are store location, customer service and product selection, availability, quality and price.

Tradenames, Service Marks and Trademarks

     The Company owns and has registrations for the trade names "Advance Auto Parts," "Western Auto" and "Parts America" and the trademark "PDQ(R)" with the United States Patent and Trademark Office for use in connection with the automotive parts retailing business. In addition, the Company owns and has registered a number of trademarks with respect to its private label products. The Company believes that its various tradenames, service marks and trademarks are important to its merchandising strategy, but that its business is not otherwise dependent on any particular service mark, tradename or trademark. There are no infringing uses known by the Company that materially affects the use of such marks. However, in connection with a decision in a lawsuit filed in 1998, the Company is restricted from opening stores under the "Advance Auto Parts" name in Jefferson County, Kentucky. See "Item 3. Legal Proceedings."

Environmental Matters

     The Company is subject to various federal, state and local laws and governmental regulations relating to the operation of its business, including those governing recycling of batteries and used lubricants, and regarding ownership and operation of real property. The Company handles hazardous materials during its operations, and its customers may also use hazardous materials on the Company's properties or bring hazardous materials or used oil onto the Company's properties. The Company currently provides collection and recycling programs for spent automotive batteries and used lubricants at certain of its stores as a service to its customers pursuant to agreements with third party vendors. Pursuant to these agreements, spent batteries and used lubricants are collected by Company employees, deposited into vendor supplied containers/pallets and stored by the Company until collected by the third party vendors for recycling or proper disposal. Persons who arrange for the disposal, treatment or other handling of hazardous or toxic substances may be liable for the costs of removal or remediation at any affected disposal, treatment or other site affected by such substances.

     The Company owns and leases real property. Under various environmental laws and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under, or in such property. Such laws often impose joint and several liability and may be imposed without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous or toxic substances. Certain other environmental laws and common law principles also could be used to impose liability for releases of hazardous materials into the environment or work place, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. Compliance with such laws and regulations has not had a material impact on its operations to date, but there can be no assurance that future compliance with such laws and regulations will not have a material adverse effect on the Company or its operations. The Company believes it is currently in material compliance with such laws and regulations.

Item 2.   Properties.

     The following table sets forth certain information concerning the Company's principal facilities:

                                                                                                Size          Nature of
                        Primary Use                                     Location              (Sq. ft.)       Occupancy
--------------------------------------------------------      ----------------------------    ---------      -----------
Corporate offices.......................................      Roanoke, Virginia                 49,000       Leased (1)
Corporate offices.......................................      San Juan, Puerto Rico              8,000       Leased
Corporate offices.......................................      Kansas City, Missouri             12,500       Leased
Administrative offices..................................      Roanoke, Virginia                 40,000       Leased
Distribution center.....................................      Roanoke, Virginia                440,000       Leased (2)
Distribution center.....................................      Gadsden, Alabama                 240,000       Owned
Distribution center.....................................      Salina, Kansas                   441,000       Owned
Distribution center.....................................      Delaware, Ohio                   510,000       Owned
Distribution center.....................................      Gastonia, North Carolina         663,000       Owned
Distribution center and regional PDQ(R) warehouses......      Jeffersonville, Ohio             383,000       Owned
Distribution center and regional PDQ(R) warehouses......      Thomson, Georgia                 383,000       Leased (3)
Regional PDQ(R) Warehouse...............................      Temple, Texas                    100,000       Owned (4)
Regional PDQ(R) Warehouse...............................      Salem, Virginia                   50,400       Leased
Regional PDQ(R) Warehouse...............................      Smithfield, North Carolina        42,000       Leased
Regional PDQ(R) Warehouse...............................      Goodlettsville, Tennessee         41,900       Leased
Regional PDQ(R) Warehouse...............................      Youngwood, Pennsylvania           49,000       Leased
Regional PDQ(R) Warehouse...............................      Riverside, Missouri               45,000       Leased
Regional PDQ(R) Warehouse...............................      Guilderland Center, New York      47,400       Leased
Master PDQ(R) Warehouse.................................      Andersonville, Tennessee         116,000       Leased

(1) This facility is owned by Ki, L.C., a Virginia limited liability company owned by two trusts for the benefit of a child of Nicholas F. Taubman. See "Item 13. Certain Relationships and Related Transactions."
(2) This facility is owned by Nicholas F. Taubman. See "Item 13. Certain Relationships and Related Transactions."
(3) The construction of this facility was financed by a $10.0 million IRB issuance from the Development Authority of McDuffie County of the State of Georgia, from which the Company leases the facility. The Company has an option to purchase this facility for $10.00 at the end of five years or upon prepayment of the outstanding bonds.
(4) Total capacity of this facility is approximately 550,000 square feet and is held for sale at January 1, 2000.

     At January 1, 2000, 134 and 1,483 of the Company's stores were owned and leased, respectively. The expiration dates (including renewal options) of the store leases are summarized as follows:

               Years                                   Stores (1)
          --------------                               ----------
            2000-2001                                       43
            2002-2006                                      155
            2007-2011                                      283
            2012-2021                                      891
            2022-2031                                       91
            2032-2047                                       20

(1) Of these stores, 28 are owned by affiliates of the Company. See "Item 13. Certain Relationships and Related Transactions."

Item 3.   Legal Proceedings.

     In March 2000, the Company was notified it has been named in a lawsuit filed on behalf of independent retailers and jobbers against the Company and others for various claims under the Robinson-Patman Act. The Company believes these claims are without merit and intends to defend them vigorously; however, the ultimate outcome of this matter can not be ascertained at this time.

     In January 1999, the Company was notified by the United States Environmental Protection Agency ("EPA") that Western may have potential liability under the Comprehensive Environmental Response Compensation and Liability Act relating to two battery salvage and recycling sites that were in operation in the 1970s and 1980s. The EPA has indicated the total cleanup for this site will be approximately $1.6 million. An estimate of the range of liability is not reasonably possible until technical studies are sufficiently completed and the amount of potential indemnification from Sears, if any, is further investigated. The ultimate exposure will also depend upon the participation of other parties named in the notification who are believed to share in responsibility. The Company believes the claim could be settled for an amount not material to the Company's current financial position or future results of operations.

     During fiscal 1998, an appeal was taken in connection with the November 1996 and the October 1997 decisions in a federal district court restricting the Company from opening stores under the "Advance Auto Parts" name in a single county in Kentucky. On November 1, 1999, the United States District Court of Appeals for the Sixth District reaffirmed the earlier decisions of the federal district court. Those decisions held that the Company was entitled to exclusive use of the name "Advance Auto Parts" throughout the United States, except in Jefferson County, Kentucky, and the Company was entitled to summary judgment in connection with various infringement and unfair competition claims brought by the appellant.

     Three lawsuits were filed against the Company on July 28, 1998 in the federal district court in South Carolina for wrongful death relating to an automobile accident involving an employee of the Company. The complaints seek compensatory and punitive damages. The Company believes its financial exposure is covered by insurance.

     On November 5, 1997, Joe C. Proffitt, Jr. on behalf of himself and all others in the states of Alabama, California, Georgia, Kentucky, Michigan, North Carolina, Ohio, South Carolina, Tennessee, Texas, Virginia and West Virginia who purchased batteries from the Company from November 1, 1991 to November 5, 1997 filed a class action complaint and motion of class certification against the Company in the circuit court for Jefferson County, Tennessee, alleging the sale by the Company of used, old or out-of-warranty automotive batteries as new. The complaint seeks compensatory and punitive damages. The Company believes it has no liability for such claims and intends to defend them vigorously.

     In addition to the above, the Company currently and from time to time is involved in litigation incidental to the conduct of its business. The damages claimed against the Company in some of these proceedings are substantial. Although the amount of liability that may result from these matters cannot be ascertained, the Company does not currently believe that, in the aggregate they will result in liabilities material to the Company's consolidated financial condition, future results of operations or cash flow.


Item 4.   Submission of Matters to a Vote of Securityholders.

     None.

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

     There is no established public trading market for the Holding Common Stock. As of March 31, 2000, there were approximately 55 holders of record of the Holding Common Stock.

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


Item 6.   Selected Financial Data.

     The following table sets forth selected consolidated statement of operations, balance sheet and other operating data of Holding. The selected consolidated financial data for each of the five fiscal years during the period ended January 1, 2000 are derived from the audited financial statements of Holding which have been audited by Arthur Andersen LLP. The data presented below should be read in conjunction with the consolidated financial statements of Holding and the notes thereto included herein, the other financial information included herein and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The following financial data includes certain expenses related to the merger integration and Parts America Conversion incurred in fiscal 1998 and fiscal 1999 and certain private company expenses that were eliminated in the Recapitalization. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a detailed discussion of these expenses.

                                                                             Fiscal Year (1)
                                                        ----------------------------------------------------------
                                                           1995        1996        1997        1998        1999
                                                        ----------  ----------  ----------  ----------  ----------
                                                                           (dollars in thousands)
Statement of Operations Data:
Net sales.............................................  $  602,559  $  705,983  $  848,108  $1,220,759  $2,206,945
Cost of sales.........................................     369,962     437,615     524,586     766,198   1,404,113
Selling, general and administrative expenses (2)......     196,289     228,226     281,095     400,986     781,587
Expenses associated with the Recapitalization (3).....           -           -           -      14,277           -
Expenses associated with the restructuring (4)........           -           -           -       6,774           -
Expenses associated with non-cash compensation (5)....           -           -           -         695       1,082
Operating income......................................      36,308      40,142      42,427      31,829      20,163
Interest expense......................................       5,028       4,891       6,086      35,038      62,792
Other, net............................................      (1,155)        187        (321)        943       4,719
Income (loss) before income taxes.....................      30,125      35,438      36,020      (2,266)    (37,910)
Income tax expense (benefit)..........................      12,122      14,174      14,733         (84)    (12,584)
Net income (loss) ....................................      18,003      21,264      21,287      (2,182)    (25,326)

                                                                                    Fiscal Year (1)
                                                          ---------------------------------------------------------------------
                                                             1995          1996          1997           1998            1999
                                                          ----------    ----------    ----------     ----------      ----------
                                                                                 (dollars in thousands)
Other Data:
EBITDA (6)........................................        $   51,107    $   57,641    $   64,228     $   61,793     $   78,310
EBITDAR (7).......................................            82,291        96,249       112,538        130,067        191,230
Capital expenditures..............................            42,939        44,264        48,864         65,790        105,017
Percentage increase in comparable store net
   sales (8)......................................               3.3%          2.1%          5.7%           7.8%          10.3%
Commercial sales (9)..............................               N/A        68,878       100,180        129,926        244,940
Net cash provided by (used in) operating
   activities.....................................            22,839        26,518        42,478         44,022        (20,976)
Net cash used in investing activities.............           (39,855)      (44,121)      (48,607)      (230,672)      (113,824)
Net cash provided by financing activities.........            23,643        12,548         6,759        207,302        121,262
Stores open at end of period......................               536           649           814          1,567          1,617


Balance Sheet Data:
Net working capital (10)..........................        $  102,708    $  110,080    $  121,140     $  310,113     $  355,608
Total assets......................................           295,088       394,395       461,257      1,265,355      1,348,629
Total debt (including current maturities).........            93,251       105,861       111,096        521,591        650,044
Stockholders' equity..............................           101,121       122,323       143,548        159,091        133,954

(1) Holding's fiscal year consists of 52 or 53 weeks ending on the Saturday nearest to December 31. All fiscal years presented are 52 weeks except for fiscal 1997, which consists of 53 weeks.
(2) Fiscal 1999 and fiscal 1998 amounts include certain merger integration and Parts America Conversion expenses that total $41,034 and $7,788. Fiscal 1997 amount includes an unusual medical claim that exceeded Holding's stop loss insurance coverage. Holding has increased its stop loss coverage effective January 1, 1998 to a level that would provide insurance coverage for a medical claim of this magnitude. The pre-tax amount of this claim, net of related increased insurance costs, was $882. In addition, amounts are included for all fiscal years for private company expenses incurred prior to the Recapitalization that relate primarily to compensation and benefits paid to Holding's Chairman that were eliminated after the Recapitalization. These amounts are $2,037, $2,482, $3,056 and $845 for fiscal 1995, fiscal 1996, fiscal 1997 and fiscal 1998, respectively. There are no private company expenses in the fiscal 1999 amounts.
(3) Represents expenses incurred in the Recapitalization related primarily to bonuses paid to certain employees and professional services.
(4) Represents fiscal 1998 expenses primarily related to lease costs associated with the 31 Advance Auto Parts stores closed or identified to be closed in overlapping markets in connection with the Western Merger.
(5) Represents non-cash compensation expenses related to options granted to certain Company employees.
(6) EBITDA represents operating income plus depreciation and amortization included in operating income. EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as a substitute for net income as an indicator of operating performance or as an alternative to cash flow (as measured by GAAP) as a measure of liquidity. Holding has included it herein because management believes this information is useful to investors as such measure provides additional information with respect to Holding's ability to meet its future debt service, capital expenditure and working capital requirements and, in addition, certain covenants in the indentures and Credit Facility (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations") are based upon an EBITDA calculation. Holding's method for calculating EBITDA may differ from similarly titled measures reported by other companies. Management believes certain one time expenses, private company expenses, Recapitalization expenses, non-cash compensation expenses, restructuring expenses and merger integration expenses should be eliminated from the EBITDA calculation to evaluate the operating performance of the Company.

     The following table reflects the effect of these items:

                                                                              Fiscal Year (1)
                                                                  --------------------------------------
                                                                     1997          1998          1999
                                                                  ----------    ----------    ----------
                                                                          (dollars in thousands)
         Other Data:
         EBITDA...............................................    $   64,228    $   61,793    $   78,310
             Medical claim (see note 2 above).................           882             -             -
             Private company expenses (a).....................         3,056           845             -
             Recapitalization expenses (b)....................             -        14,277             -
             Non-cash compensation expenses (see note 5 above)              -           695         1,082
             Restructuring expenses (see note 4 above)........             -         6,774             -
             Merger integration expenses (c)..................             -         7,788        41,034
                                                                  ----------    ----------    ----------
         EBITDA, as adjusted..................................    $   68,166    $   92,172    $  120,426

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

(7) EBITDAR represents EBITDA plus operating lease expense. Because the proportion of stores leased versus owned varies among industry competitors, Holding believes that EBITDAR permits a meaningful comparison of operating performance among industry competitors. The Company leases substantially all of its stores.
(8) Comparable store net sales is calculated based on the change in net sales starting once a store has been opened for thirteen complete accounting periods (each period represents four weeks). Relocations are included in comparable store net sales from the original date of opening. Additionally, each converted Parts America store will be included in the comparable store net sales calculation after thirteen complete accounting periods following its physical conversion to an Advance Auto Parts store. Holding has not included and currently does not plan to include Service Stores in its comparable store net sales calculation.
(9) Represents net sales from Advance Auto Parts stores and Parts America stores after MIS Conversion to commercial customers, including net sales from stores without commercial delivery. The Company's commercial sales program began in 1996.
(10) Net working capital represents total current assets less total current liabilities.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements of Holding, the notes thereto and other data and information appearing elsewhere in this Report on Form 10-K. Holding's fiscal year ends on the Saturday nearest December 31. As used in this section, fiscal 1999 represents the 52 weeks ended January 1, 2000; fiscal 1998 represents the 52 weeks ended January 2, 1999; and fiscal 1997 represents the 53 weeks ended January 3, 1998. The Company's first quarter consists of 16 weeks, and the other three quarters consist of 12 weeks.

General

     Holding's combined operations are conducted in two operating segments, Advance Stores and Western. The Advance Stores segment consists of retail locations and is the second largest retailer of automotive parts and accessories in the United States, with 1,576 stores in 38 states operating under the "Advance Auto Parts" name. Western consists of 41 Service Stores in Puerto Rico, the Virgin Islands and California operating under the "Western Auto" name. In addition, Western supplies approximately 670 stores in 48 states through the wholesale dealer network.

     During the first quarter of 1998, Holding consummated a Recapitalization through the sale of common stock, the issuance of debt, the redemption of common and preferred stock and the repayments of notes payable and long-term debt. See
Note 3 to "Item 8. Financial Statements" for a detailed discussion of the Recapitalization. Additionally, on November 2, 1998, Western Auto Supply Company merged with a subsidiary of the Company. See "Item 1. Business" for a discussion of the Western Merger.

     The Western Merger has been accounted for under the purchase method of accounting. The purchase price has been allocated to the assets acquired and liabilities assumed based on their respective fair values. The Company's initial purchase price allocation resulted in an excess fair value over purchase price of $11.7 million, which was allocated proportionately as a reduction to certain non-current assets, primarily property and equipment. Purchase accounting adjustments recorded in fiscal 1999 resulted in the Company recording additional net liabilities of $6.6 million and acquisition costs of $.4 million. These final adjustments resulted in an increase to property and equipment of $7.0 million as of October 9, 1999. The final purchase price allocation resulted in total excess fair value over purchase price of $4.7 million.

     Included in the net liabilities recorded through purchase accounting is approximately $25.1 million in reserves resulting from management's restructuring plan to close certain Parts America stores in overlapping markets or stores not meeting the Company's profitability objectives, to exit certain other facility leases, to relocate certain Western administrative functions to the Company's Roanoke headquarters and to terminate certain management, administrative and support employees of Western. During fiscal 1998, purchase price liabilities were recorded for approximately $9.0 million for severance and relocation costs and approximately $14.4 million for store closing and other exit costs. During fiscal 1999, the Company finalized its restructuring plan for termination of employees and closure of Parts America stores and other Western facilities, and finalized its purchase accounting adjustments related to the Western Merger by recording additional net liabilities of $1.7 million for severance and relocation costs and store and other exit costs. As of January 1, 2000, 457 employees have been terminated and 51 leased Parts America stores have been closed under the restructuring plan included in the merger and integration activities.

     The Company has achieved benefits from the combination with Western Auto through improved product pricing and terms from vendors, consolidated advertising, distribution and corporate support efficiencies, and the closure of certain overlapping locations. However, as a result of the Western Merger, the Company incurred additional store closing, store conversion, distribution center conversion and system conversion expenses and other integration costs as part of the Parts America Conversion during fiscal 1999.

     Based on the company's continued evaluation of store performance, 15 Advance Auto Parts stores were identified during fiscal 1999 for closure. The identification of these stores resulted in the Company adding $1.3 million in other exit costs to its restructuring reserves during fiscal 1999. As of January 1, 2000, nine of these stores have been closed.

Results of Operations

     The following tables set forth certain operating data for Holding expressed in dollars and as a percentage of net sales for the periods indicated.

                                                                          Fiscal Year Ended
                                                              ------------------------------------------
                                                              January 3,      January 2,      January 1,
                                                                 1998            1999            2000
                                                              ----------      ----------      ----------
                                                                        (dollars in thousands)
Statement of Operations Data:
Net sales..........................................           $  848,108      $1,220,759      $2,206,945
Cost of sales......................................              524,586         766,198       1,404,113
                                                              ----------      ----------      ----------
Gross profit.......................................              323,522         454,561         802,832
Selling, general and administrative expenses(1)....              278,039         392,353         740,553
                                                              ----------      ----------      ----------
Operating income, as adjusted......................               45,483          62,208          62,279
Expenses associated with the Recapitalization......                    -          14,277               -
Expenses associated with the restructuring.........                    -           6,774               -
Expenses associated with merger integration........                    -           7,788          41,034
Expenses associated with private company...........                3,056             845               -
Expenses associated with non-cash compensation.....                    -             695           1,082
                                                              ----------      ----------      ----------
Operating income, as reported......................               42,427          31,829          20,163
Interest expense...................................                6,086          35,038          62,792
Other, net.........................................                 (321)            943           4,719
Income tax expense (benefit).......................               14,733             (84)        (12,584)
                                                              ----------      ----------      ----------
Net income (loss)..................................           $   21,287      $   (2,182)     $  (25,326)
                                                              ==========      ==========      ==========

                                                                          Fiscal Year Ended
                                                              ------------------------------------------
                                                              January 3,      January 2,      January 1,
                                                                 1998            1999            2000
                                                              ----------      ----------      ----------
Net sales..........................................                100.0%          100.0%          100.0%
Cost of sales......................................                 61.9            62.8            63.6
                                                              ----------      ----------      ----------
Gross profit.......................................                 38.1            37.2            36.4
Selling, general and administrative expenses(1)....                 32.8            32.1            33.6
                                                              ----------      ----------      ----------
Operating income, as adjusted......................                  5.3             5.1             2.8
Expenses associated with the Recapitalization......                    -             1.2               -
Expenses associated with the restructuring.........                    -             0.6               -
Expenses associated with merger integration........                    -             0.6             1.8
Expenses associated with private company...........                  0.4             0.1               -
Expenses associated with non-cash compensation.....                    -             0.1             0.1
                                                              ----------      ----------      ----------
Operating income, as reported......................                  4.9             2.5             0.9
Interest expense...................................                  0.7             2.9             2.8
Other, net.........................................                 (0.0)            0.2             0.2
Income tax expense (benefit).......................                  1.7             0.0            (0.6)
                                                              ----------      ----------      ----------
Net income (loss)..................................                  2.5%           (0.2)%          (1.1)%
                                                              ==========      ==========      ==========

(1) Selling, general and administrative expenses are adjusted for certain non-recurring items.

     Net sales consist primarily of comparable store net sales, new store net sales, Service Store net sales and net sales to the wholesale dealer network. Comparable store net sales is calculated based on the change in net sales starting once a store has been opened for thirteen complete accounting periods (each period represents four weeks). Relocations are included in comparable store net sales from the original date of opening. Additionally, each converted Parts America store will be included in the comparable store net sales calculation after thirteen complete accounting periods following its physical conversion to an Advance Auto Parts store. Holding has not included and currently does not plan to include Service Stores in its comparable store net sales calculation.

     Holding's cost of sales includes merchandise costs and warehouse and distribution expenses as well as service labor costs for the Service Stores. Gross profit as a percentage of net sales may be affected by variations in Holding's product mix, price changes in response to competitive factors and fluctuations in merchandise costs and vendor programs.

     Selling, general and administrative expenses are comprised of store payroll, store occupancy, net advertising expenses, other store expenses and general and administrative expenses, including salaries and related benefits of corporate employees, administrative office expenses, professional expenses and other related expenses.

Fiscal 1999 Compared to Fiscal 1998

     Fiscal 1999 results include a full fiscal year of operating results of the operations acquired in the Western Merger as compared to fiscal 1998 results, which include Western operating results from November 2, 1998.

     Net sales for fiscal 1999 were $2,206.9 million, an increase of $986.2 million or 80.8% over net sales for fiscal 1998. The net sales increase was a result of the Western Merger, opening of new stores and a 10.3% increase in comparable store sales over fiscal 1998. The comparable sales increase was due to maturation of stores opened in 1997 and 1998, increased product availability, continued growth in the commercial sales program and the closure of Parts America and Advance Auto Parts stores in overlapping markets.

     During fiscal 1999, the Company opened 99 new stores, reopened three closed locations, relocated 13 stores and closed 52 stores in addition to the stores closed due to relocations (33 of which were Parts America and Advance Auto Parts stores in overlapping markets closed in connection with the Western Merger). Also, the Company added 562 stores to its commercial delivery program, bringing the total to 1,094 stores. As of January 1, 2000, the Company operated 1,617 stores in 38 states, Puerto Rico and the Virgin Islands and supplied approximately 670 independent dealers through the wholesale dealer network.

     Gross profit for fiscal 1999 was $802.8 million or 36.4% of net sales, compared with $454.6 million or 37.2% of net sales, in fiscal 1998. The decrease in the gross profit percentage resulted largely from the lower margins associated with the wholesale dealer network and certain non-recurring items such as the liquidation of certain product lines related to the Merchandise Conversion and increased shrinkage primarily associated with the Parts America Conversion. The decline in margins discussed above was partially offset by better pricing from vendors in fiscal 1999 compared to fiscal 1998, due to vendor agreements entered into as a result of the Western Merger. The better pricing will continue through the current term of these vendor agreements, generally three to five years. The impact from the lower wholesale dealer network gross profits resulted in the Western segment realizing a gross profit percentage of approximately 22% during fiscal 1999, as compared to approximately 40% realized by the Advance Stores segment.

     Selling, general and administrative expenses, before expenses associated with the Recapitalization, restructuring, merger integration, private company and non-cash compensation, increased to $740.6 million or 33.6% of net sales, in fiscal 1999 from $392.4 million or 32.1% of net sales in fiscal 1998. The increase as a percentage of sales was due primarily to increased costs realized by the Advance Stores segment related to higher store labor, an increase in advertising and costs associated with the Company's national manager's conference.

     Operating income, as adjusted for expenses associated with the Recapitalization, restructuring, merger integration, private company and non-cash compensation in fiscal 1999 was $62.3 million or 2.8% of net sales as compared to $62.2 million or 5.1% of net sales in fiscal 1998.

     Holding recorded $41.0 million of non-recurring merger integration and transition expenses and $1.1 million of non-cash compensation expenses for fiscal 1999. Merger integration and transition expenses consist primarily of store and merchandise conversions, professional services, travel, training and project incentives incurred by the Advance Stores segment.

     EBITDA (operating income plus depreciation and amortization), as adjusted for expenses associated with the Recapitalization, merger integration, private company and non-cash compensation was $120.4 million for fiscal 1999, or 5.5% of net sales, as compared to $92.2 million or 7.6% of net sales for fiscal 1998. EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as a substitute for net income as an indicator of operating performance or as an alternative to cash flow (as measured by GAAP) as a measure of liquidity. Holding's method for calculating EBITDA may differ from similarly titled measures reported by other companies. Management believes certain one-time expenses, expenses associated with the Recapitalization, merger integration, private company and non-cash compensation should be eliminated from the EBITDA calculation to evaluate the operating performance of the Company.

     Interest expense in fiscal 1999 was $62.8 million compared to $35.0 million in fiscal 1998. The increase in interest in 1999 was primarily due to the additional debt incurred in the Western Merger, the increase in borrowings under the Company's revolving and delayed draw credit facilities and higher interest rates.

     Other income in fiscal 1999 was $4.7 million compared to $.9 million in fiscal 1998. The increase in other income was primarily the result of the Advance Stores segment recognizing the settlement of a dispute between the Company and a vendor due to non-performance by the vendor under a supply agreement.

     Income tax benefit for fiscal 1999 was $12.6 million as compared to a benefit of $.1 million in fiscal 1998, with effective tax rates of 33.2% and 3.7%, respectively. In fiscal 1999, the Company recognized federal and state net operating loss carryforwards ("NOLs") of approximately $22.1 million. The Company believes it will utilize these NOLs through a combination of the reversal of temporary differences, projected future taxable income during the NOL carryforward periods and available tax planning strategies. Based on finalizing merger and integration costs of approximately $41.0 million in fiscal 1999 associated with the Western Merger, the Company believes it is more likely than not that it will have sufficient future taxable income to utilize the NOLs. Additionally, the Company believes the Western Merger will result in increased future earnings through purchasing and advertising synergies and lower non-operating costs of the combined companies as a percent of net sales. Due to uncertainties related to the realization of deferred tax assets for certain state NOLs, the Company recorded a valuation allowance of $596,000 as of January 1, 2000. The amount of deferred income tax assets realizable, however, could change in the near future if estimates of future taxable income are changed.

     As a result of the above factors, Holding incurred a net loss of $25.3 million in fiscal 1999 as compared to a net loss of $2.2 million in fiscal 1998. As a percentage of net sales, net loss for fiscal 1999 was 1.1% as compared to a net loss of 0.2% for fiscal 1998.

Fiscal 1998 Compared to Fiscal 1997

     Net sales for fiscal 1998 were $1,220.8 million, an increase of $372.7 million or 43.9% over net sales for fiscal 1997. Fiscal 1998 represented the first year that Holding recorded sales in excess of $1.0 billion in a fiscal year. The Western Merger, which closed November 2, 1998, added $178.3 million in sales. The remainder of the net sales increase was due to a 7.8% increase in comparable store sales and new stores opened during fiscal 1998. The comparable sales increase was due to increased product availability at the store level and from the PDQ(R) and Master PDQ(R) warehouse system. In addition, comparable store sales continued to benefit from the growth of the commercial sales program.

     The Western Merger added 560 net new stores operating under the "Parts America" name, 40 stores operating under the "Western Auto" name, and the wholesale dealer network. During fiscal 1998, in addition to the Western Merger, Holding opened 169 new stores, relocated eight stores, and closed 14 stores in addition to stores closed in connection with the Western Merger and in overlapping markets. In fiscal 1998, Holding added 111 stores to its commercial delivery program, bringing the total to 532 stores. As of January 2, 1999, Holding operated 1,567 stores in 39 states, Puerto Rico and the Virgin Islands and supplied approximately 740 independent dealers through the wholesale dealer network.

     Gross profit for fiscal 1998 was $454.6 million or 37.2% of net sales, compared with $323.5 million or 38.1% of net sales in fiscal 1997. The decrease in the gross profit percentage resulted largely from the gross profit contribution from the acquired wholesale dealer network and Service Stores primarily due to lower margins associated with service and tires and the wholesale nature of the dealer network. Additionally, certain product lines in Parts America stores that were discontinued were sold at lower prices to liquidate inventory. Excluding the impact of the Western Merger, Holding's gross profit percentage would have increased to 38.9% of net sales primarily due to decreased warehouse and delivery costs as a percentage of net sales and generally better pricing from its vendors in fiscal 1998 as compared to fiscal 1997.

     Selling, general and administrative expenses, before expenses associated with the Recapitalization, restructuring, merger integration, private company and non-cash compensation, increased by $114.4 million to $392.4 million or 32.1% of net sales, in fiscal 1998 from $278.0 million or 32.8% of net sales. The decrease as a percentage of sales was due to the incremental sales volume added by the Western Merger and the lower selling, general and administrative expense structure of the wholesale dealer network.

     Operating income, as adjusted for expenses associated with the Recapitalization, restructuring, merger integration, private company and non-cash compensation in fiscal 1998 was $62.2 million or 5.1% of net sales as compared to $45.5 million or 5.3% of net sales in fiscal 1997.

     Holding recorded $14.3 million and $6.8 million in expenses related to the Recapitalization and a restructuring charge related to the closure of certain Advance Auto Parts stores, respectively. The Recapitalization costs consisted of $11.5 million of bonuses paid to certain employees for past performance, $.2 million in related employment taxes and $2.6 million of non-recurring expenses, which consisted primarily of professional fees. The restructuring charge related to estimated exit costs of $6.3 million and write-offs of related leasehold improvements of $.4 million associated with the decision to close 31 Advance Auto Parts stores that were in overlapping markets with certain Parts America stores acquired in the Western Merger. Store exit costs represent the present value, discounted at a 6.5% interest rate, of the remaining lease payments, including management's estimate of future insurance, property tax and common area maintenance, reduced by management's estimate of future sublease revenue. In addition, Holding recorded $7.8 million of expenses that consisted of a one-time penalty of $3.3 million for the cancellation of a long-term vendor contract due to a product line changeover at the Advance Auto Parts stores and $4.5 million in integration and transition expenses, primarily for professional services, travel, store conversions, and project incentives.

     EBITDA (operating income plus depreciation and amortization), as adjusted for expenses associated with the Recapitalization, merger integration, private company and non-cash compensation was $92.2 million for fiscal 1998 or 7.6% of net sales, as compared to $68.2 million or 8.0% of net sales for fiscal 1997. EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as a substitute for net income as an indicator of operating performance or as an alternative to cash flow (as measured by GAAP) as a measure of liquidity. Holding's method for calculating EBITDA may differ from similarly titled measures reported by other companies. Management believes certain one-time expenses, expenses associated with the Recapitalization, merger integration, private company and non-cash compensation should be eliminated from the EBITDA calculation to evaluate the operating performance of the Company.

     Interest expense in fiscal 1998 was $35.0 million compared to $6.1 million in fiscal 1997. The increase in interest in 1998 was primarily due to the increase in debt related to the Recapitalization, the additional debt incurred in the Western Merger and higher interest rates.

     Income tax for fiscal 1998 was a benefit of $0.1 million as compared to an expense of $14.7 million in fiscal 1997, with effective tax rates of 3.7% and 40.9%, respectively. This decrease was primarily due to lower pretax earnings due to the Recapitalization and the Western Merger.

     As a result of the above factors, Holding incurred a net loss of $2.2 million in fiscal 1998 as compared to net income of $21.3 million in fiscal 1997. As a percentage of net sales, net loss for fiscal 1998 was .2% as compared to net income of 2.5% for fiscal 1997.

Liquidity and Capital Resources

     As a holding company, Holding relies on dividends from the Company as its primary source of liquidity. Holding does not have, and in the future may not have, any assets other than the capital stock of the Company. The ability of the Company to pay cash dividends to Holding when required is restricted by law and the terms of the Company's debt instruments, including the Credit Facility and the Senior Subordinated Notes (see below). No assurance can be made that the Company will be able to pay cash dividends to Holding when required to redeem the Debentures (see below).

     Holding believes it will have sufficient liquidity to fund its debt service obligations, including indebtedness incurred in connection with the Western Merger, and implement its growth strategy over the next twelve months. As of January 1, 2000, Holding and the Company had outstanding indebtedness consisting of $74.4 million of Senior Discount Debentures (the "Debentures"), $200.0 million of Senior Subordinated Notes (the "Senior Subordinated Notes"), borrowings of $350.5 million under the Credit Facility, $10.0 million of indebtedness under the McDuffie County Development Authority Taxable Industrial Bonds ("IRB") and $3.5 million of obligation under a capital lease.

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

     The Company has access to a total of $465.0 million through the Credit Facility in addition to its operating cash flow. The Credit Facility provides for (i) a $125.0 million Tranche B term loan, which was made at the closing of the Recapitalization; (ii) a revolver with maximum borrowings including letters of credit of approximately $125.0 million, of which $66.0 million is borrowed and $12.1 million is outstanding for letters of credit, at January 1, 2000,
(iii) a $125.0 million delayed draw term loan of which $70.0 million is borrowed at January 1, 2000, and (iv) a $90.0 million deferred term loan facility which was drawn at the closing of the Western Merger. The term loan facilities, other than the Tranche B term loan, will mature on the sixth anniversary of initial borrowing, and the Tranche B term loan will mature on the eighth anniversary of initial borrowing. Annual principal payments on the term loan facilities prior to the sixth anniversary of initial borrowing will be nominal; thereafter, required principal payments will be approximately $236.5 million in 2004, $60.0 million in 2005 and $30.0 million in 2006, assuming the term loan facilities have been fully borrowed. The revolving loan facility will mature on the sixth anniversary of initial borrowing. The interest rates under the delayed draw facilities and the revolver are determined by reference to a pricing grid that will provide for reductions in the applicable interest rate margins based on the Company's trailing total debt to EBITDA ratio (as defined in the Credit Facility). Based upon the Company's operating ratios at January 1, 2000, the margins were 2.25% and 1.25% for Eurodollar and base rate borrowings, respectively, and can step down to 1.75% and 0.75%, respectively, if the Company's total debt to EBITDA ratio is less than or equal to 4.00 to 1.00. Additionally, at January 1, 2000, the margin under the Tranche B term loan and the deferred term loan facility was 2.50% on a Eurodollar rate and 1.50% on the base rate borrowings.

     Borrowings under the Credit Facility are required to be prepaid, subject to certain exceptions, with (a) 50% of defined excess cash flow, (b) 100% of the net cash proceeds of all asset sales or other dispositions of property by the Company and its subsidiaries (including certain insurance and condemnation proceeds), subject to certain exceptions (including exceptions for (i) reinvestment of certain asset sale proceeds within 360 days of such sale and
(ii) certain
sale-leaseback transactions), (c) 100% of the net proceeds of issuances of debt obligations of the Company and its subsidiaries, and (d) 100% of the net proceeds of issuance of equity of the Company and its subsidiaries. Because increases in net working capital, capital expenditures and debt repayments are deducted in calculating excess cash flow, the Company does not anticipate that the prepayment obligation under the Credit Facility in respect thereof will have a material effect on its operating strategy. With respect to growth through acquisitions, the operation of this covenant may result in the application of cash resources for prepayments which would require the Company to secure additional equity or debt financing to fund an acquisition, but while no assurance can be given, the Company does not anticipate that this would have a material effect on its ability to finance acquisitions in the future. The Company did not make any mandatory prepayments in fiscal 1999, and does not anticipate any mandatory prepayments under this provision in fiscal 2000.

     Holding's primary capital requirements have been the funding of its continued store expansion program, store relocations and remodels, inventory requirements, the construction and upgrading of distribution centers, the development and implementation of proprietary information systems and the Western Merger. From fiscal 1996 through fiscal 1999, Holding opened 441 stores, closed the Western Merger, constructed two new distribution centers, and expanded its Roanoke distribution center. Holding has financed its growth through a combination of internally generated funds, borrowings under the Credit Facility, and issuances of equity.

     Holding's new Advance Auto Parts stores require capital expenditures of approximately $120,000 per store and an inventory investment of approximately $350,000 per store, a portion of which is held at a distribution facility. A substantial portion of these inventories is financed through vendor payables. Pre-opening expenses, consisting primarily of store set-up costs and training of new store employees, average approximately $25,000 per store and are expensed when incurred. The Company opened 99 new stores and reopened three closed stores during fiscal 1999 and anticipates opening up to 150 new stores in fiscal 2000.

     Historically, Holding has negotiated extended payment terms from suppliers to help finance inventory growth, and Holding believes that it will be able to continue financing much of its inventory growth through such extended payment terms. Holding anticipates that inventory levels will continue to increase primarily as a result of new store openings and increased SKU levels. Additionally, related to the Western Merger, the Company entered into several long-term vendor agreements which will provide more favorable pricing and terms, as compared to periods prior to the Western Merger, over the term of the agreements. The Company believes this will continue to have a positive impact on gross margins.

     As a result of the Western Merger, the Company decided to close certain Advance Auto Parts stores in overlapping markets with Parts America stores or due to store performance. As part of normal operations, the Company will continue to review store performance and close additional stores not meeting profitability objectives. The Western Merger also resulted in restructuring reserves recorded in purchase accounting for the closure of certain Parts America stores, severance and relocation costs and other facility exit costs. As of January 1, 2000, these reserves had a remaining balance of $16.5 million. The Company also assumed certain restructuring and deferred compensation liabilities previously recorded by Western Auto Supply Company. At January 1, 2000, the total liability for the restructuring and deferred compensation plans was $4.8 million and $8.5 million, respectively, of which $1.9 million and $3.4 million, respectively, is recorded as a current liability. The classification for deferred compensation is determined by employee election, and can be changed upon 12 months' notice.

     In fiscal 1997, net cash provided by operating activities was $42.5 million. This amount consisted of $21.3 million in net income, depreciation and amortization of $21.8 million, offset by $.6 million of an increase in net working capital and other. Net cash used for investing activities was $48.6 million and was comprised primarily of capital expenditures. Net cash provided by financing activities was $6.8 million and was comprised primarily of net borrowings.

     In fiscal 1998, net cash provided by operating activities was $44.0 million. This amount consisted of a $2.2 million net loss, offset by depreciation and amortization of $30.0 million and amortization of deferred debt issuance costs and bond discount of $7.7 million, and a decrease of $8.5 million of net working capital and other. Net cash used for investing activities was $230.7 million and was comprised primarily of net capital expenditures of approximately $59.7 million and cash consideration of approximately $171.0 million in the Western Merger. Net cash provided by financing activities was $207.3 million and was comprised primarily of net borrowings and issuance of equity.

     In fiscal 1999, net cash used in operating activities was $21.0 million. This amount consisted of a $25.3 million net loss, offset by depreciation and amortization of $58.1 million and amortization of deferred debt issuance costs and bond discount of $12.2 million, and an increase of $66.0 million in net working capital and other requirements. Net cash used for investing activities was $113.8 million and was comprised primarily of net capital expenditures of $101.9 million and cash consideration of $13.0 million in the Western Merger. Net cash provided by financing activities was $121.3 million and was comprised primarily of net borrowings.

     The loans under the Credit Facility are secured by a first priority security interest in substantially all tangible and intangible assets of the Company. Amounts available to the Company under the Credit Facility are subject to a borrowing base formula, which is based on certain percentages of the Company's inventories, and certain debt covenants. As of January 1, 2000, $63.8 million was available under these facilities. The Company intends to use borrowings under the revolver and delayed draw term loans, as well as internally generated funds, for store expansion and funding of working capital, including funding of the restructuring program.

     The Credit Facility contains covenants restricting the ability of the Company and its subsidiaries to, among others things, (i) pay dividends on any class of capital stock or make any payment to purchase, redeem, retire, acquire, cancel or terminate capital stock, (ii) prepay, redeem, retire, acquire, cancel or terminate debt, (iii) incur liens or engage in sale-leaseback transactions,
(iv) make loans, investments, advances or guarantees, (v) incur additional debt (including hedging arrangements), (vi) make capital expenditures, (vii) engage in mergers, acquisitions and asset sales, (viii) engage in transactions with affiliates, (ix) enter into any agreement which restricts the ability to create liens on property or assets or the ability of subsidiaries to pay dividends or make payments on advances or loans to the Company or other subsidiaries, (x) change the nature of the business conducted by the Company and its subsidiaries,
(xi) change the passive holding company status of Holding, and (xii) amend existing debt agreements or the Company's or Holding's certificate of incorporation, by-laws or other organizational documents. The Company is also required to comply with financial covenants in the Credit Facility with respect to (a) limits on annual aggregate capital expenditures, (b) a maximum leverage ratio, (c) a minimum interest coverage ratio, and (d) a minimum retained cash earnings test. The Company is generally prohibited from paying dividends (including to Holding) except that as long as no defined event of default under the Credit Facility then exists, the Company will be permitted to pay dividends to Holding in an amount sufficient to cover the cash interest due on the Debentures commencing October 15, 2003. The Company believes it is in compliance with the above covenants under the Credit Facility as of January 1, 2000.


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

Year 2000 Conversion

     The Year 2000 concern generally existed since a significant percentage of the software that runs most computers relies on two-digit date codes to perform computations and decision-making functions. As a result, the possibility existed on January 1, 2000 that these computer programs would fail from an inability to interpret date codes properly, misinterpreting "00" as the year 1900 rather than 2000. During fiscal 1998, the Company appointed an internal Year 2000 manager and remediation team and adopted a four phase approach of assessment, remediation, testing and contingency planning. The scope of the project included all internal software, hardware, operating systems, and assessment of risk to the business from vendors and other partners' Year 2000 issues. During the fourth quarter of fiscal 1999, the Company completed all reprogramming required to permit the proper functioning of all internal computer systems and equipment, including the testing of such systems and equipment. The total cost of the Year 2000 project approximated $4.8 million. Of that cost, approximately $1.5 million represented the purchase of new software and hardware, which was capitalized. The remaining costs were expensed as incurred.

     As a result of those planning and remediation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems as a result of the Year 2000 date change. Additionally, as of the date of this filing, the Company has not experienced any Year 2000 operational or financial interruptions, either internally or externally with vendors or service providers, nor are any expected. Although the Company believes that it successfully avoided any significant disruption from the century rollover, it will continue to monitor all critical systems for the appearance of delayed complications or disruptions. In addition, the Company will continue to monitor any problems encountered by vendors, distributors or service providers throughout calendar year 2000 to ensure that any latent Year 2000 matters that may arise are promptly addressed.

Risk Factors

  Substantial Leverage and Debt Service Obligations

     Holding and the Company have substantial indebtedness and debt service obligations. Holding has entered into the indenture governing the Senior Discount Debentures (the "Indenture") and the Company has entered into an indenture governing the Senior Subordinated Notes (the "Senior Subordinated Notes Indenture") pursuant to which they borrowed money in order to finance the Recapitalization, including refinancing the existing outstanding indebtedness of Holding and the Company. As of January 1, 2000, (i) Holding had outstanding approximately $74.4 million of indebtedness under the Debentures, excluding its secured guarantee of the Company's obligations under the Credit Facility, (ii) the Company and its subsidiaries had $1,142.4 million of liabilities outstanding, including indebtedness under the Senior Subordinated Notes and the Credit Facility, trade payables and other accrued liabilities, and (iii) the Company had stockholder's equity of $202.5 million. In addition, the Company has $101.9 million to borrow under the Credit Facility which is limited to $63.8 million based on certain borrowing base formulas as of January 1, 2000.

     The level of Holding's and the Company's indebtedness may have important consequences to the holders of the Debentures, including: (i) the ability of Holding or the Company to obtain additional debt financing in the future for acquisitions, working capital and capital expenditures may be limited; (ii) a substantial portion of Holding's and the Company's cash flow must be dedicated to debt service and will not be available for other purposes; (iii) Holding's level of indebtedness could limit its flexibility in reacting to changes in its operating environment and economic conditions generally and (iv) the covenants contained in Holding's and the Company's debt instruments, including the indentures discussed above, limit Holding's and the Company's ability to, among other things, borrow additional funds, dispose of assets or make investments.

     In order to satisfy Holding's obligations under the Debentures and the Company's obligations under the Senior Subordinated Notes, its operating leases, the Credit Facility, the IRB and certain other indebtedness presently outstanding, Holding and the Company must generate substantial operating cash flow. The ability of Holding and the Company to meet their respective debt service and other obligations or to refinance any such obligation will depend on the future performance of the Company, which will be subject to prevailing economic conditions and to financial, business and other factors beyond the control of Holding and the Company. In addition, the Credit Facility, the Senior Subordinated Notes and the IRB will mature prior to the maturity of the Debentures. While Holding believes that, based on current levels of operations, it and the Company will be able to meet their respective debt service and other obligations and to refinance such indebtedness, there can be no assurances with respect thereto, including with respect to the Company's ability to refinance borrowings under the Credit Facility at the maturity of the obligations arising thereunder. Furthermore, because the Credit Facility bears interest at floating rates, Holding's and the Company's financial performance and flexibility may be adversely affected by fluctuations in interest rates.

  Limitation on Access to Cash Flow of Subsidiaries; Holding Company Structure

     As a holding company, Holding's ability to pay principal and interest on the Debentures is dependent upon the receipt of dividends from the Company and any other future direct and indirect subsidiaries. Holding does not have, and may not in the future have, any material assets other than the capital stock of the Company. Any payment of dividends or making of loans by the Company to Holding are subject to substantial restrictions under and to the satisfaction of certain financial conditions set forth in the Senior Subordinated Note Indenture and the Credit Facility. The ability of the Company to comply with such conditions may be affected by events that are beyond the control of Holding. The breach of any such conditions could result in a default under the Senior Subordinated Note Indenture and/or the Credit Facility, and in the event of any such default, the holders of the Senior Subordinated Notes or the lenders under the Credit Facility could elect to accelerate the maturity of all the Senior Subordinated Notes or the loans under such facility. If the maturity of the Senior Subordinated Notes or the loans under the Credit Facility were to be accelerated, all such outstanding debt would be, and other indebtedness of the Company may be, required to be paid in full before the Company would be permitted to distribute any assets or cash to Holding.

     In addition, indebtedness outstanding under the Credit Facility is secured by substantially all of the assets of the Company and is guaranteed by Holding. Holding's guarantee of the Credit Facility is secured by a pledge of all of the capital stock of the Company as well as any future subsidiaries of Holding. There can be no assurance that the assets of Holding would be sufficient to repay all of such outstanding debt and to meet its obligations under the Indenture. Future borrowings by the Company can be expected to contain restrictions or prohibitions on the payment of dividends by the Company to Holding or the making of loans or advances by the Company to Holding. In addition, under Virginia law, a company is permitted to make distributions including dividends on its capital stock only if, after giving effect to such distribution, the Company is able to pay its debts as they become due in the usual course of business and the Company's total assets are greater than the sum of its total liabilities, plus any amounts needed, if the Company were dissolved at the time of the distribution, to satisfy preferential rights upon dissolution to shareholders whose preferential rights are superior to those receiving the distribution.

     As a result of the holding company structure of Holding, the holders of the Debentures will be structurally junior to all creditors of the Company or any future subsidiary of Holding, except to the extent that Holding is itself recognized as a creditor of the Company or such future subsidiary, in which case the claims of Holding would still be subordinate to any security in the assets of the Company or such future subsidiary and any indebtedness of the Company or such future subsidiary senior to that held by Holding. In the event of insolvency, liquidation, reorganization, dissolution or other winding-up of the Company or any future subsidiary of Holding, Holding will not receive any funds available to pay to creditors of the Company or any future subsidiary of Holding.

  Uncertainty Relating to Ability to Implement Growth Strategy

     The Company has significantly increased its store count in the past five fiscal years, from 536 stores at the end of fiscal 1995 to 1,617 stores at the end of fiscal 1999. The Company intends to continue to expand its base of stores as part of its growth strategy, both by opening new stores and by acquisition. There can be no assurance that this strategy will be successful. The actual number of new stores to be opened and their success will be dependent on a number of factors, including, among other things, the ability of the Company to manage such expansion and hire and train qualified sales associates, the availability of suitable store locations and the negotiation of acceptable lease terms for new locations. There can be no assurance that the Company will be able to open and operate such stores on a timely or profitable basis or that opening new stores in markets already served by the Company will not adversely affect existing store profitability or comparable store sales. Furthermore, the success of the Company's acquisition strategy will depend on the extent to which it is able to acquire, successfully absorb and profitably manage additional businesses, and no assurance can be given that the Company's strategy will succeed.

  Competition

     The retail sale of automotive parts and accessories is highly competitive. The Company competes primarily with national and regional retail automotive parts chains, wholesalers or jobber stores (some of which are associated with national automotive parts distributors or associations), independent operators, automobile dealers that supply original equipment manufacturer parts and mass merchandisers that carry automotive replacement parts and accessories. Some of the Company's competitors are larger and have greater financial, marketing and other resources than the Company. In addition, some e-commerce companies have recently established internet sites that sell automotive parts, products and services. If these internet sites are successful and the Company is unable to effectively sell its parts, products and services over the internet through PartsAmerica.com, the Company may lose market share.

  Dependence on Vendor Relationships

     The Company's business is dependent upon developing and maintaining close relationships with its vendors and upon its ability to purchase products from these vendors on favorable price and other terms. A disruption of these vendor relationships could have a material adverse effect on the Company's business.

  Dependence on Certain Key Personnel

     The Company is dependent upon the services and experience of its executive officers and senior management team and there can be no assurance that the Company's business would not be affected if one or more of these individuals left the Company. The Company has entered into an employment agreement with Lawrence P. Castellani, Chief Executive Officer, Jimmie L. Wade, President, Chief Financial Officer and Secretary, David R. Reid, Executive Vice President and Chief Operating Officer, Paul W. Klasing, Executive Vice President, Merchandising and Marketing and Joe H. Vaughn Jr., Senior Vice President, Human Resources and Benefits and Assistant Secretary.

  Economic and Weather Conditions

     The Company's business is sensitive to the economic and weather conditions of the regions in which it operates. In recent years, certain of these regions have experienced economic recessions and extreme weather conditions. Temperature extremes tend to enhance sales by causing a higher incidence of parts failure and increasing sales of seasonal products. However, unusually inclement weather can reduce sales by causing deferral of elective maintenance. No prediction can be made as to future economic or weather conditions in the regions in which the Company operates or the effect such conditions may have on the business or results of operations of the Company.

  Control of Company

     Through ownership of Holding Common Stock and an irrevocable proxy granted to FS&Co. by Ripplewood, FS&Co. and Sears combined control approximately 89.6% of the outstanding voting securities of Holding. As a result, FS&Co. and Sears have the ability to control Holding's, and thus the Company's, management, policies and financing decisions.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risks.

     Holding currently utilizes no material derivative financial instruments that expose it to significant market risk. Holding is exposed to cash flow and fair value risk due to changes in interest rates with respect to its long-term debt. While Holding cannot predict the impact interest rate movements will have on its debt, exposure to rate changes is managed through the use of fixed and variable rate debt. Holding's exposure to interest rate risk increased during fiscal 1999 due to increases in these rates.

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

     The table below presents principal cash flows and related weighted average interest rates on Holding's long-term debt at January 1, 2000 by expected maturity dates. Expected maturity dates approximate contract terms. Fair values included herein have been determined based on quoted market prices. Weighted average variable rates are based on implied forward rates in the yield curve at January 1, 2000. Implied forward rates should not be considered a predictor of actual future interest rates.

                                                                                                                           Fair
                              Fiscal      Fiscal       Fiscal      Fiscal        Fiscal                                   Market
                               2000        2001         2002        2003          2004        Thereafter      Total       Value
                             --------    --------     --------    --------      --------      ----------     --------    --------
Long-term debt:                                            (dollars in thousands)
Fixed rate.............      $      -    $      -     $      -    $      -      $      -       $312,000      $312,000    $222,640
Weighted average
  interest rate........             -           -            -           -             -           11.2%         11.2%
Variable rate..........      $  2,000    $  3,000     $ 14,000    $  4,000      $247,500       $ 90,000      $360,500    $360,500
Weighted average
    interest rate......           8.7%        9.1%         9.2%        9.3%          9.3%           9.6%          9.3%


Item 8.   Financial Statements.

     See the Index included at "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The following table sets forth certain information regarding the directors and executive officers of Holding and the Company as of March 31, 2000:

                 Name            Age                           Position
                 ----            ---                           --------
Nicholas F. Taubman...........    65    Chairman of the Board and Director of Holding and the Company
Garnett E. Smith..............    60    Vice Chairman of the Board and Director of Holding and the Company
Lawrence P. Castellani........    54    Chief Executive Officer and Director of Holding and the Company
Jimmie L. Wade ...............    45    President and Chief Financial Officer, Secretary of Holding and
                                        the Company
David R. Reid.................    37    Executive Vice President and Chief Operating Officer of  Holding
                                        and the Company
Paul W. Klasing...............    40    Executive Vice President, Merchandising and Marketing of Holding
                                        and the Company
Joe H. Vaughn, Jr.............    39    Senior Vice President, Human Resources and Benefits, Assistant
                                        Secretary of Holding and the Company
John M. Roth..................    41    Director of Holding and the Company
Mark J. Doran.................    36    Director of Holding and the Company
Timothy C. Collins............    43    Director of Holding and the Company
Peter M. Starrett.............    51    Director of Holding and the Company
Julian C. Day.................    47    Director of Holding and the Company
William L. Salter.............    56    Director of Holding and the Company
Joseph E. Laughlin............    35    Director of Holding and the Company

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

     Mr. Smith, Vice Chairman of the Board of Holding and the Company, joined the Company in November 1959. Mr. Smith was named Vice Chairman of the Board of Holding and the Company in January 2000. Prior to that Mr. Smith served as President and Chief Operating Officer of the Company from January 1985 until July 1997 at which time he became Chief Executive Officer. Mr. Smith has also served in numerous other positions including Executive Vice President and General Manager, Vice President of Purchasing, Buyer and Store Manager. In addition, Mr. Smith has served as President of Holding from May 1992 to October 1999, as Chief Operating Officer of Holding from May 1992 to March 1998, and as Chief Executive Officer from March 1998 to January 2000.

     Mr. Castellani, Chief Executive Officer and Director of Holding and the Company, joined the Company in February 2000 and is responsible for overall management and operations of the Company. Prior to the joining the Company, Mr. Castellani was President and Chief Executive Officer of Ahold Support Services in Latin America from 1998 to 2000 and Chief Executive Officer of Tops Friendly Markets from 1991 to 1998.

     Mr. Wade, President, Chief Financial Officer and Secretary joined the Company in February 1994. Mr. Wade was named President in October 1999 and Chief Financial Officer, Secretary in March 2000. Mr. Wade is responsible for finance, logistics, information services, inventory management, e-commerce and quality practices. From 1987 to 1993, Mr. Wade was Vice President, Finance and Operations, for S.H. Heironimus, and from 1979 to 1987, he was Vice President-- Finance of American Motor Inns. Mr. Wade is a certified public accountant.

     Mr. Reid, Executive Vice President and Chief Operating Officer, joined the Company in October 1984 and has held his current position since October 1999. Mr. Reid is responsible for all retail operations, commercial sales, store development and construction. In addition, since March 1999, Mr. Reid has served as the Chief Executive Officer of Western Auto. From 1994 to 1995, Mr. Reid was Assistant Vice President, Store Support for the Company. Mr. Reid has also served in training and store operations as Store Manager and Division Manager.

     Mr. Klasing, Executive Vice President, Merchandising and Marketing, joined the Company in April 1995 and has held his current position since October 1999. Mr. Klasing is responsible for merchandising, marketing, quality control and retail pricing. From 1981 to 1992, Mr. Klasing worked for Kragen Auto Parts (now CSK Automotive) and from 1992 to 1995 for Montgomery Ward/Auto Express in various positions.

     Mr. Vaughn, Senior Vice President, Human Resources and Benefits and Assistant Secretary joined the Company in May 1995 and has held his current position since November 1999. Mr. Vaughn is responsible for human resources, employee benefits, payroll and risk management. From 1983 to 1989, Mr. Vaughn worked for KPMG Peat Marwick, from 1989 to 1992, he worked for Dominion Bank, and from 1992 to 1995, he worked for Ferguson Andrews & Associates. Mr. Vaughn is a certified public accountant.

     Mr. Roth, Director, became a member of the Board in connection with the Recapitalization. Mr. Roth joined Freeman Spogli & Co. Incorporated ("Freeman Spogli") in March 1988 and became a principal in March 1993. Mr. Roth is also a director of AFC Enterprises, Inc. and Envirosource, Inc.

     Mr. Doran, Director, became a member of the Board in connection with the Recapitalization. Mr. Doran joined Freeman Spogli in 1988 and became a principal in January 1998. Mr. Doran is also a director of AFC Enterprises, Inc. and Century Maintenance Supply, Inc.

     Mr. Collins, Director, became a member of the Board in connection with the Recapitalization. Mr. Collins is Senior Managing Director and Chief Executive Officer of Ripplewood Holdings L.L.C., a private investment firm formed by him in October 1995. From February 1990 to October 1995, Mr. Collins was a Senior Managing Director of the New York office of Onex Corporation, an Ontario corporation listed on the Toronto and Montreal Stock Exchanges. Mr. Collins is also a director of WRC Media, Inc. and the Strong Schafer Value Fund.

     Mr. Starrett, Director, became a member of the Board in November 1998. Since August 1998, Mr. Starrett has served as a consultant to Freeman Spogli. Prior to August 1998, Mr. Starrett was President of Warner Bros. Studio Stores Worldwide and had been employed by Warner Bros. since May 1990. Mr. Starrett is also a director of AFC Enterprises, Inc., Guitar Center, Inc., Petco Animal Supplies, Inc. and The Pantry, Inc.

     Mr. Day, Director, became a member of the Board in April 1999. Mr. Day has been the Executive Vice President and Chief Operating Officer of Sears since September 1999. Prior to this appointment, Mr. Day was Executive Vice President and Chief Financial Officer of Sears. From July 1993 to June 1998, Mr. Day served as the Executive Vice President and Chief Financial Officer of Safeway Inc. and had been employed by Safeway since 1992.

     Mr. Salter, Director, became a member of the Board in April 1999. Mr. Salter is the retired President of the Specialty Retail division of Sears. From 1995 to 1999, Mr. Salter served as President of the Home Stores and Hard Lines division of Sears, and from 1993 to 1995 as the Vice President and General Manager of the home appliances and electronics division of Sears.

     Mr. Laughlin, Director, became a member of the Board in July 1999. Mr. Laughlin has served as Vice President of Corporate Finance and Business Development for Sears since July 1999. From 1992 to 1999, Mr. Laughlin served as Senior Vice President and Director of Strategic Planning for Wells Fargo Bank. From 1990 to 1992, Mr.

Laughlin served as a Special Assistant to the Director of the Office of Thrift Supervision in Washington D.C., and from 1988 to 1990 as a Senior Consultant with Booz, Allen & Hamilton, Inc.

     Directors of the Company and Holding are elected annually and hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified.

     Executive Officers are elected by, and serve at the discretion of, the Board of Directors. The Company has entered into employment agreements with certain of its executive officers. See "Item 11. Executive Employment Contracts."

Item 11.  Executive Compensation

     The following table sets forth information with respect to compensation earned by the Chief Executive Officer and the four other most highly compensated executive officers who were serving as executive officers at the end of the last completed fiscal year (collectively, the "Executive Officers").

                                 Summary Compensation Table

                                                                                                  Long Term
                                                                                                Compensation
                                                              Annual Compensation                  Awards
                                                   ------------------------------------------   ------------
                                                                                                 Securities
                                     Fiscal                                    Other Annual      Underlying      All Other
Name and Principal Position           Year          Salary      Bonus (1)    Compensation (2)   Options/SARs   Compensation (3)
---------------------------          ------        --------    ----------    ----------------   ------------   ---------------
Garnett E. Smith(4)..............      1999        $507,965    $  220,408    $              -        417,500      $  8,000
      Chief Executive                  1998         457,600     7,948,011                   -        362,500         8,000
      Officer                          1997         453,580       471,553                   -              -         7,500

David R. Reid....................      1999        $198,808    $  155,955    $              -         34,500      $  6,080
      Executive Vice                   1998         108,131       208,464                   -         25,000         5,320
      President and Chief              1997          87,119        50,400                   -              -         6,096
      Operating Officer

J. O'Neil Leftwich(5)............      1999        $188,092    $  145,826    $              -         86,500      $  6,080
      Senior Vice President            1998         164,415       828,220                   -         72,500         6,932
      and Chief Financial              1997         153,825        42,500                   -              -         7,500
      Officer, Secretary and
      Treasurer

Jimmie L. Wade(5)................      1999        $174,421    $  157,976    $              -         34,500      $  6,080
      President and Chief              1998         108,537       221,887                   -         25,000         6,665
      Administrative                   1997          97,116        51,625                   -              -         7,500
      Officer

Paul W. Klasing..................      1999        $151,031    $  116,023    $              -         34,500      $  6,080
      Senior Vice President,           1998         140,000       231,382                   -         25,000         6,589
      Merchandising and Marketing      1997         107,692        18,778                   -              -         6,129

Carroll R. Tilley, Jr. (6).........    1999        $268,414    $  153,245    $              -              -      $  7,459
      Former Executive Vice            1998         240,000     1,236,040                   -        145,000         7,459
      President and General            1997         219,014       110,429                   -              -         7,500
      Manager

(1) In connection with the Recapitalization, an aggregate of $11.5 million in extraordinary bonuses were paid to senior employees in April 1998.
(2) While certain officers received perquisites, such perquisites do not exceed the lesser of $50,000 or 10% of each officer's respective salary and bonus.
(3) Consists of matching contributions made by the Company under the Company's 401(k) savings plan.
(4) As of January 2000, Mr. Smith serves as Vice Chairman of the Board of Holding and the Company.
(5) In March of fiscal 2000, Mr. Wade was named President and Chief Financial Officer, and Mr. Leftwich was named Senior Vice President, Financial Management.
(6)  Mr. Tilley resigned from employment with the Company on October 10, 1999.

Executive Employment Contracts

     Mr. Castellani was appointed Chief Executive Officer and began employment with the Company on February 1, 2000, at which time he signed an employment and non-competition agreement. Mr. Castellani signed an irrevocable acceptance letter with the Company in December 1999 that obligated the Company to pay Mr. Castellani a signing bonus of $3.3 million. The signing bonus of $3.3 million was accrued at January 1, 2000 and was paid in the first quarter of fiscal 2000. Approximately $1.9 million of the bonus was used to purchase shares of Holding common stock pursuant to a restricted stock agreement, which limits the sale or transfer of rights to the stock during the term of the contract. This portion of the bonus has been deferred and will be amortized over the two-year term of the contract. The contract has an initial term of two years, and renews automatically each year thereafter unless terminated by the Company or Mr. Castellani. The contract provides for a base salary of $600,000, subject to annual increases at the discretion of the Board of Directors, and an annual cash bonus based on the Company's achievement of performance targets established by the Board of Directors. In the event Mr. Castellani is terminated without cause, or terminates his employment for "good reason" as defined in the employment agreement, he will receive salary through the later of the end of the term of employment or one year from the effective date of termination, less any amounts earned in other employment. Mr. Castellani has agreed not to compete with the Company, to preserve its confidential information, not to recruit or employ employees of the Company to or in other businesses, and not to solicit customers or suppliers of the Company for competitors.

     On April 15, 1998, Mr. Smith entered into an employment and non-competition agreement with the Company. In January of fiscal 2000, Mr. Smith was named Vice Chairman of Holding and the Company and subsequent to this filing, will serve the Company with less day to day responsibilities. The agreement has an initial term of three years, and renews automatically each year thereafter unless terminated by the Company or Mr. Smith. The agreement provides for a base salary of $200,000, adjusted for his new responsibilities, effective April 1, 2000 and subject to annual increases at the discretion of the Board of Directors. Additionally, Mr. Smith may earn annual cash bonuses based on the Company's achievement of performance targets established by the Board of Directors. The bonus to be paid upon achievement of targets will be consistent in amount with the bonuses paid to Mr. Smith by the Company historically. In the event Mr. Smith is terminated without cause, or terminates his employment for "good reason" as defined in the employment agreement, he will receive salary through the later of the end of the term of employment or one year from the effective date of termination, less any amounts earned in other employment. Mr. Smith has agreed not to compete with the Company, to preserve its confidential information, not to recruit or employ employees of the Company to or in other businesses, and not to solicit customers or suppliers of the Company for competitors.

     On April 15, 1998, Messrs. Reid, Leftwich, Wade and Klasing entered into employment agreements with the Company. The agreements provide that each Executive Officer will receive a base salary of $110,000, $162,000, $110,000 and $140,000, respectively, subject to annual increases at the discretion of the Board of Directors. Such agreements contain severance provisions that provide for base salary for the remainder of the term of the agreement upon termination of employment or one year, unless the termination is due to death, disability or retirement, by the Company for "cause" (as defined in the agreements) or by the employee other than for "good reason" (as defined in the agreements), less any amounts earned in other employment. The initial term of the employment agreements is two years, after which the term of employment will extend from year-to-year unless terminated by either the Company or the employee. Other provisions require the Company to pay bonuses earned by the employee upon the Company's achievement of earnings targets established by the Board of Directors, and an agreement by the employee not to compete with the Company, to preserve its confidential information, not to recruit or employ employees of the Company to or in other businesses, and not to solicit customers or suppliers of the Company for competitors.

     On October 10, 1999, Mr. Tilley resigned from employment with the Company. Under the employment contract between Mr. Tilley and the Company, Mr. Tilley received one year of severance compensation including certain benefits. Additionally, the Company repurchased stock owned by Mr. Tilley, one half of the consideration for which was paid in fiscal 1999 and the remainder of which will be paid in fiscal 2000, net of a loan from the Company with Mr. Tilley. As of January 1, 2000, the Company had accrued obligations for the buy back of stock and certain bonuses earned by Mr. Tilley prior to his resignation.

Consulting Agreement

     On April 15, 1998, Mr. Taubman entered into a consulting and non-competition agreement with Holding and the Company. The agreement, which has a term of three years, requires Holding or the Company to pay consulting fees in an amount of $300,000 per annum, plus an annual bonus of at least $300,000 based upon the achievement of targeted performance goals established by the Board of Directors. In fiscal 1999 and 1998, Mr. Taubman earned $400,000 and $708,222, respectively, pursuant to the consulting agreement. Mr. Taubman has agreed not to compete with the Company, to preserve its confidential information, not to recruit or employ employees of the Company to or in other businesses, and not to solicit customers or suppliers of the Company for competitors. Pursuant to the consulting agreement, Holding and Mr. Taubman have entered into an indemnity agreement whereby Holding will indemnify Mr. Taubman for actions taken as an officer or director of or consultant to Holding or the Company to the fullest extent permitted by law. The amount of time Mr. Taubman must devote to his consultation duties declines throughout the term of the agreement. The Company has entered into indemnification agreements similar to that with Mr. Taubman with five of its other directors.

Compensation of Directors

     Directors of the Company receive no compensation as directors. Directors are reimbursed for their reasonable expenses in attending meetings and performing duties as directors.

Stock Subscription Plans

     Holding has adopted Stock Subscription Plans (the "Stock Subscription Plans") pursuant to which certain directors, officers and key employees of the Company have purchased 683,950 shares, net of cancellations, of the outstanding Holding Common Stock at the same price as Freeman Spogli's purchase of its shares in the Recapitalization, or fair market value at the time of purchase. $2.1 million of the purchase price for such shares was paid by delivery of full recourse promissory notes bearing interest at the prime rate and due five years from the Recapitalization, secured by all of the stock each such executive owns in Holding. Messrs. Smith, Wade, Reid, Leftwich and Klasing purchased 250,000 shares, 25,000 shares, 20,000 shares, 50,000 shares and 20,000 shares, respectively. For these individuals, $0, $75,000, $115,000, $250,000 and $110,000 of their purchase price, respectively, was financed through the delivery of promissory notes on the terms described above. As of March 31, 2000, the outstanding balance on the promissory notes was $115,000, $200,000, and $110,000 for each of Messrs. Reid, Leftwich and Klasing, respectively. The agreements entered into in connection with the Stock Subscription Plans provide for restrictions on transferability, and acquired shares are subject to a right of first refusal and a repurchase right at stated prices in favor of Holding and co-sale rights in favor of the executive if Freeman Spogli sells its shares to a third party. The agreements also include an obligation to sell at the request of Freeman Spogli. These rights (but not the restrictions on transferability) will terminate upon an initial public offering by Holding of Holding Common Stock, as further defined in agreements entered into under the Stock Subscription Plans.

     Mr. Castellani entered into a stock subscription agreement under the Stock Subscription Plan in fiscal 2000, pursuant to which he purchased 57,164 shares of Holding Common Stock. $600,000 of Mr. Castellani's purchase price was financed through the delivery to the Company of a promissory note.

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

     Three different types of options may be granted pursuant to the Option Plans. Fixed Price Service Options will vest over a three-year period in three equal annual installments beginning in fiscal 1999. Performance Options will be earned in installments based upon satisfaction of certain performance targets for the four-year period ending in fiscal 2001. Variable Price Service Options will vest in equal annual installments over a two-year period beginning in 2000, and have an exercise price that increases over time.


Option Grants

     The following table sets forth information concerning Options granted in fiscal 1999 to each of the Executive Officers.

                                                                                                      Potential Realizable Value at
                                                            Individual Grants                         Assumed Annual Rates of Stock
                                   -----------------------------------------------------------------
                                                       % of Total
                                     Number of          Options/                                            Price Appreciation
                                    Securities            SARs                                               for Option Term
                                    Underlying         Granted to       Exercise or                        Fixed Price Options
                                                                                                      -----------------------------
                                   Options/SARs       Employees in      Base Price        Expiration
          Name                     Granted #         Fiscal Year       ($/Sh)(1)            Date     0% (2)  5% ($)(3)  10% ($)(3)
---------------------------        ------------       ------------     ------------       ----------  ------  ---------  ----------
Garnett E. Smith...........            55,000 (4)            26.3          16.82           4/14/06         -    376,609     877,658

J. O'Neil Leftwich.........            14,000 (5)             6.7          16.82           4/14/06         -     95,864     223,404

Jimmie L. Wade.............             9,500 (6)             4.6          16.82           4/14/06         -     65,051     151,596

David R. Reid..............             9,500 (7)             4.6          16.82           4/14/06         -     65,051     151,596

Paul W. Klasing............             9,500 (8)             4.6          16.82           4/14/06         -     65,051     151,596

(1) Represents the fair market value of the underlying shares of Common Stock at the time of the grant as determined by Holding's Board of Directors.
(2) Unless the stock price increases, which will benefit all stockholders commensurately, an Option holder will realize no gain.
(3) Represents the value of the shares of Common Stock issuable upon the exercise of the Option, assuming the stated rates of price appreciation for seven years, compounded annually, with the aggregate exercise price deducted from the final appreciated value. The 5% and 10% rates are established by the SEC as examples only and are not intended to forecast future appreciation in the Common Stock price.
(4)  Represents 55,000 Fixed Price Service Options.
(5)  Represents 14,000 Fixed Price Service Options.
(6)  Represents 9,500 Fixed Price Service Options.
(7)  Represents 9,500 Fixed Price Service Options.
(8)  Represents 9,500 Fixed Price Service Options.

     On February 1, 2000, Mr. Castellani was granted Fixed Price Service Options to purchase up to 1,050,000 shares of Holding Common Stock, at an exercise price of (i) $16.82 with respect to 350,000 shares (the "Tranche A Options"), (ii) $20.00 with respect to 350,000 shares (the "Tranche B Options"), and (iii) $25.00 with respect to the remaining 350,000 shares (the "Tranche C Options"). The options vest and become exercisable in three equal, annual installments of
(i) 33 1/3% of the aggregate number of Tranche A Options, (ii) 33 1/3% of the aggregate number of Tranche B Options and (iii) 33 1/3% of the aggregate number of Tranche C Options, on each anniversary date of Mr. Castellani's option agreement.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

  The following table sets forth information with respect to the Executive Officers concerning option exercises for the fiscal 1999 and exercisable and unexercisable options held as of January 1, 2000.

                                                                          Number of Securities
                                                                               Underlying                       Value of
                                                                               Options at                In-the-Money Options at
                                       Shares                              January 1, 2000(#)            January 1,2000($)(a)(b)
                                     Acquired on       Value         ------------------------------    ----------------------------
             Name                    Exercise(#)    Realized($)      Exercisable      Unexercisable    Exercisable    Unexercisable
------------------------------      -------------   -----------      -----------      -------------    -----------    -------------
Garnett E. Smith ............                   -            -            12,500            405,000        $85,250       $2,387,000

J. O'Neil Leftwich ..........                   -            -             2,500             84,000         17,050          477,400

Jimmie L. Wade...............                   -            -             1,000             33,500          6,820          163,680

David R. Reid ...............                   -            -             1,000             33,500          6,820          163,680

Paul W. Klasing .............                   -            -             1,000             33,500          6,820          163,680


(a) There is no established public trading market for the Holding Common Stock. Holding believes that the fair market value of the Holding Common Stock was $16.82 per share as of January 1, 2000.
(b) Values for "in-the-money" outstanding options represent the positive spread between the respective exercise prices of the outstanding options and the fair market value underlying the Holding Common Stock of $16.82 as described in note (a).

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee of the Board of Directors determines the compensation of the Executive Officers. During fiscal 1999, Messrs. Roth, Salter and Smith served on the Compensation Committee. Mr. Smith also served as an officer of the Company during fiscal 1999.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information, as of March 31, 2000 with respect to the beneficial ownership of Holding Common Stock by (i) each person who beneficially owns more than 5% of such shares, (ii) each of the Executive Officers named in the Summary Compensation Table, (iii) each member of the Board of Directors of Holding and (iv) all Executive Officers and Directors of Holding and the Company as a group.


                                                                                 Amount of
                                                                                Beneficial               Percent
                  Name of Beneficial Owner                                       Ownership               of Class
------------------------------------------------------------                    ----------               --------
Freeman Spogli & Co. Incorporated(1)........................                    11,022,652                   38.9%
John M. Roth(1)                                                                          -
Mark J. Doran(1)                                                                         -

WA Holding Co.(2)...........................................                    11,474,606                   40.5%
Julian C. Day(2)                                                                         -

Ripplewood Partners, L.P. and affiliates(3).................                     2,891,795                   10.2%
Timothy C. Collins(3)                                                                    -

William L. Salter(4)........................................                             -                      *

Joseph E. Laughlin(4)......................................                              -                      *

Nicholas F. Taubman(5)......................................                     1,398,632                    4.9%

Arthur Taubman Trust dated July 13, 1964(6).................                     1,148,633                    4.1%

Garnett E. Smith(8).........................................                       250,000                      *

Lawrence P. Castellani(7)(8)................................                       167,100                      *

J. O'Neil Leftwich(8).......................................                        50,000                      *

Peter J. Starrett...........................................                        23,782                      *

Paul W. Klasing(8)..........................................                        20,000                      *

David R. Reid(8)............................................                        20,000                      *

Jimmie L. Wade(8)...........................................                        25,000                      *

All directors and officers as a group (12 individuals)(7)...                    27,952,200                   98.7%

_____________________
*    Less than 1%
(1) 11,022,652 shares of Holding Common Stock are held of record by FS Equity Partners IV, L.P. ("FSEP IV"). As general partner of FSEP IV, FS Capital Partners LLC ("FS Capital") has the sole power to vote and dispose of the shares owned by FSEP IV. Messrs. Doran and Roth and Bradford M. Freeman, Todd W. Halloran, Jon D. Ralph, Charles P. Rullman, J. Frederick Simmons and Ronald P. Spogli and William M. Wardlaw are the sole managing members of FS Capital, and Messrs. Doran, Freeman, Halloran, Ralph, Roth, Rullman, Simmons, Spogli and Wardlaw are the sole directors, officers and shareholders of Freeman Spogli & Co. Incorporated, and as such may be deemed to be the beneficial owners of the shares of Holding Common Stock and rights to acquire Holding Common Stock owned by FSEP IV. Freeman Spogli and its named officers and directors have, in addition, sole power to vote 2,891,795 shares of Holding Common Stock owned of record by Ripplewood Partners, L.P. (the "Ripplewood Partners") and Ripplewood Advance Auto Parts Employee Fund I L.L.C. (the "Ripplewood Fund") pursuant to an irrevocable proxy delivered to Freeman Spogli under the terms of the Stockholders Agreement. Such irrevocable proxy will expire upon an initial public offering by Holding. Freeman Spogli neither has shared nor sole power to dispose of shares held by Ripplewood Partners or Ripplewood Fund. The business address of Freeman Spogli & Co. Incorporated, FSEP IV, FS Capital, and Messrs. Freeman, Spogli, Wardlaw, Simmons, Roth, Rullman and Doran is 11100 Santa Monica Boulevard, Suite 1900, Los Angeles, California 90025.
(2) 11,474,606 shares of Holding Common Stock are held of record by WA Holding Co. ("WAH"), a wholly owned subsidiary of Sears. As the sole stockholder of WAH, Sears has the sole power to vote and dispose of the shares owned by WAH. As Executive Vice President and Chief Operating Officer of Sears, Mr. Day has the power to direct the voting of the shares of Holding Common Stock held by WAH, and as such may be deemed to be the beneficial owner of the shares of Holding Common Stock owned by WAH. The business address of WAH and Mr. Day is 3333 Beverly Road, Hoffman Estates, Illinois 60179.

(3) 2,763,110 shares of Holding Common Stock are held of record by Ripplewood Partners, and 128,685 shares of Holding Common Stock are held of record by Ripplewood Fund. Ripplewood Holdings, L.L.C. is the sole general partner of Ripplewood Partners and the sole managing member of Ripplewood Fund and, therefore, has the sole power to dispose of the shares owned by Ripplewood Partners or Ripplewood Fund. Until an initial public offering by Holding, pursuant to the Stockholders Agreement and an irrevocable proxy required by the terms thereof, Freeman Spogli has sole voting power over all of the shares of Holding Common Stock held by Ripplewood Partners and Ripplewood Fund. Mr. Collins is the Senior Managing Director and Chief Executive Officer of Ripplewood Holdings L.L.C. and as such may be deemed to be the beneficial owner of the shares of Holding Common Stock and the rights to acquire Holding Common Stock owned by Ripplewood Partners and Ripplewood Fund. The business address of Ripplewood Holdings L.L.C., Ripplewood Partners, Ripplewood Fund, and Mr. Collins is 1 Rockefeller Plaza, 32nd Floor, New York, New York 10020.
(4) The business address of Messrs. Salter and Laughlin is 3333 Beverly Road, Hoffman Estates, Illinois 60179.
(5) Includes 250,000 shares subject to immediately exercisable options. The stockholder's business address is 5673 Airport Road, Roanoke, Virginia 24012.
(6) Includes 250,000 shares subject to immediately exercisable options. The trustees of the Arthur Taubman Trust dated July 13, 1964 are Eugenia Taubman, who is the spouse of Nicholas F. Taubman, and Grace W. Taubman, who is his mother. The business address of the trust is 5673 Airport Road, Roanoke, Virginia 24012.
(7)  Includes an aggregate of 11,890 shares held by Mr. Castellani's children.
(8) Includes 382,164 shares, which have been acquired by Messrs. Smith, Castellani, Klasing, Reid, Wade and Vaughn pursuant to the stock subscription plan.

Item 13. Certain Relationships and Related Transactions.

Affiliated Leases

     The Company leases its Roanoke, Virginia distribution center, an office/warehouse, two warehouses, 25 of its stores and three former stores from Nicholas F. Taubman or members of his immediate family, and its corporate headquarters from Ki, L.C., a Virginia limited liability company owned by two trusts for the benefit of a child of Mr. Taubman. Rents for the affiliated leases may be slightly higher than rents for non-affiliated leases, but the Company does not believe the amount of such difference to be material. In addition, certain terms of the affiliate leases may be more favorable to the landlord than those contained in leases with non-affiliates, primarily terms relating to the maintenance of the facilities. However, in connection with the Recapitalization, certain other terms of the leases with affiliates (including provisions relating to assignment, damage by casualty and default cure periods) were amended so that they would be no less favorable to the Company than non-affiliated leases. All affiliate leases are on a triple net basis. Lease expense for leases with these affiliates has been $3.2 million, $2.9 million and $3.3 million for fiscal 1997, 1998 and 1999, respectively.

     Three Western Auto Puerto Rico stores are on the premises of Sears stores and the buildings are subleased from Sears. The rental rates were established prior to the Western Merger by arm's-length negotiation between the Company and Sears, and the Company believes that the rent under and terms of the subleases reflect market rates and terms at the time of the Western Merger. During fiscal 1999, the Company paid Sears approximately $681,000, of which $97,000 was accrued in fiscal 1998, for the use of these facilities.

Stockholders Agreement

     Mr. Taubman and the Arthur Taubman Trust Dated July 13, 1964 (the "Taubman Trust" and, together with Mr. Taubman, the "Continuing Stockholders"), Freeman Spogli, Ripplewood Partners, L.P. and Ripplewood Advance Auto Parts Employee Fund I L.L.C. (collectively, "Ripplewood"), WAH and Holding have entered into an Amended and Restated Stockholders Agreement (the "Stockholders Agreement"). Under the Stockholders Agreement, Freeman Spogli, Ripplewood, WAH and the Continuing Stockholders have the right to purchase their pro rata share of certain new issuances of securities, including capital stock by Holding. In addition, the Stockholders Agreement provides for restrictions on the transferability of the shares of Holding Common Stock of the parties until the earlier of April 1, 2000 or upon consummation of a public offering. Prior to April 15, 2001 (or if earlier, the date of an initial public offering), any transfers of Holding Common Stock by any Continuing Stockholder and Ripplewood are subject to rights of first offer in favor of Freeman Spogli and WAH on a pro rata basis. Prior to an initial public offering, any transfers of Holding Common Stock are subject to rights of first refusal in favor of (i) Freeman Spogli and WAH on a pro rata basis, in the case of a transfer by Ripplewood,
(ii) WAH, in the case of a transfer by Freeman Spogli and (iii) Freeman Spogli, in the case of a transfer by WAH. The Stockholders Agreement further provides tag-along rights such that (i) upon transfers of Holding Common Stock by Freeman Spogli (excluding transfers to affiliates of Freeman Spogli), the Continuing Stockholders, Ripplewood and WAH will have the right to participate in such sales on a pro rata basis, (ii) upon transfers of Holding Common Stock by WAH (excluding transfers to affiliates of WAH), Freeman Spogli, the Continuing Stockholders and Ripplewood will have the right to participate in such sales on a pro rata basis and (iii) upon transfers of Holding Common Stock by Ripplewood (excluding transfers to affiliates of Ripplewood), Freeman Spogli will have the right to participate in such sales on a pro rata basis, and if Freeman Spogli exercises such right, the Continuing Stockholders and WAH will have the right to participate in such sales on a pro rata basis. In addition, from and after April 1, 2000, or earlier with the consent of WAH, if Freeman Spogli sells all of its holdings of Holding Common Stock, Ripplewood and the Continuing Stockholders will be obligated to sell all of their shares of Holding Common Stock at the request of Freeman Spogli. Without the consent of the majority of the other stockholders, Sears will not sell WAH to a third party so as to dispose of its indirect interest in Holding.

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

Options Granted to the Continuing Stockholders

     In connection with the Recapitalization, Holding entered into an Option Agreement with Mr. Taubman and the Taubman Trust whereby each of them has been granted immediately exercisable options to purchase 250,000 shares of Holding Common Stock. The options have an initial exercise price of $10.00, with the exercise price increasing by $2.00 on each anniversary of the Recapitalization. Both the exercise price and the number of shares, which may be purchased pursuant to the options, are subject to certain adjustments. The options will expire if not exercised by the seventh anniversary of the Recapitalization. Shares received upon exercise of all or any part of the option by the Continuing Stockholders will be subject to the Stockholders Agreement.

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

Certain Payments

     In connection with the Recapitalization, a portion of the common stock and all of the preferred stock of Holding were converted into the right to receive in the aggregate approximately $351.0 million in cash and certain options to purchase shares of Holding Common Stock. In addition, Freeman Spogli and Ripplewood, stockholders of Holding, received collectively a $5.0 million fee for arranging the financing, performing advisory and consulting services and negotiating the Recapitalization, and Freeman Spogli, Ripplewood and the Continuing Stockholders received collectively a $3.5 million fee for performing similar services with respect to the Western Merger. In connection with the Recapitalization, certain employees of the Company, including the Executive Officers, received an aggregate of approximately $11.5 million in bonuses with Messrs. Smith, Tilley, Leftwich, Reid, Wade and Klasing receiving $7.0 million, $1.0 million, $750,000, $150,000, $150,000 and $150,000, respectively.

Other Transactions with Sears

     On November 2, 1998, Western Auto Supply Company merged into a subsidiary of the Company. In the Western Auto Merger, WAH was issued 11,474,606 shares of Holding Common Stock, representing approximately 40.6% of the outstanding Holding Common Stock. In connection with the Western Merger, WAH became entitled, under the Stockholders Agreement described above, to nominate three directors to the Board of Directors of Holding. At January 1, 2000, Joseph Laughlin, Julian C. Day and William L. Salter served on the Board of Directors as the WAH nominees.

     In connection with the Western Merger, Western entered into agreements with Sears in order to continue to obtain supplies of certain products bearing trademarks owned by Sears for the wholesale dealer network and the Service Stores for three years. Pursuant to these agreements, Western purchased directly from the manufacturers approximately $13.5 million and $6.0 million of these products in fiscal 1999 and fiscal 1998, respectively, and the Company believes that Sears received fees in association with such sales. The prices paid per unit for the products sold in the Western Auto stores were determined prior to the Western Merger by arm's-length negotiation between the Company and Sears.

     In connection with the Western Merger, Western entered into agreements with Sears and its affiliates whereby consumers can make retail purchases at Western Auto, Parts America (prior to Physical Conversion) and Western Auto Puerto Rico stores and the dealer network using the Sears credit card and other Western Auto private label credit cards. The Sears affiliates are paid a discount fee on each retail transaction that is competitive with the fees paid by Western and the Company to third party credit card providers such as Visa, MasterCard and American Express. Under this agreement, Western incurred approximately $348,000 and $657,000 in discount fees in fiscal 1999 and fiscal 1998, respectively. In addition, a portion of Western Auto's Puerto Rico administrative facility and certain Western employees are leased to Sears for use in Sears' administration of the credit card program. The lease payments, which aggregated approximately $2.3 million and $697,000 in fiscal 1999 and fiscal 1998, respectively, are intended to reimburse the Company for its expense in connection with the facility and the employees.

     In connection with the Western Merger, Sears provided certain services to effect an orderly transition of Western Auto Supply Company from a subsidiary of Sears to a subsidiary of the Company. Such services include payroll and accounts payable. As of January 1, 2000, these services were completed and transitioned to the Company. Pursuant to this arrangement, the Company incurred $887,000 and $844,000 for services performed by Sears for the Company in fiscal 1999 and fiscal 1998, of which $844,000 was accrued at January 2, 1999. As of January 1, 2000, all amounts under this arrangement had been paid.

     During fiscal 1999, the Company signed an agreement with Sears Logistic Systems ("SLS"), an affiliate of Sears, to provide the Company billing administration services related to certain courier firms used by the Company. SLS manages the invoice processing procedure and bills the Company for the courier services provided by the outside firm plus a four-percent administration fee. During fiscal 1999, the Company paid SLS approximately $62,000.

     Under the terms of an insurance program established by a Sears subsidiary on behalf of Western Auto Supply Company prior to the Western Merger, with respect to certain insurable losses where the Company may otherwise have a retention obligation or deductible under the applicable insurance policy providing coverage, the Company will be entitled to be reimbursed by Sears for its losses. No material payments were made under the insurance program in fiscal 1999 and fiscal 1998. Western is currently processing a claim with Sears under the insurance program from which the Company expects to receive approximately $1.5 million.

     In connection with the Western Merger, Sears and the Company entered into an agreement under which the Company may be given a priority position as a local supplier to up to approximately 250 Sears Auto Centers or NTB Stores that are located near Company stores. Under this agreement, upon request from a Sears Auto Center or NTB Store, the Company will deliver parts and charge a price negotiated prior to the Western Merger between the Company and Sears. In addition, if the volume of activity under this agreement meets certain agreed-upon thresholds, Sears will receive rebates on its purchases. The supply arrangement was phased in by the Company and Sears during late fiscal 1998; therefore, no material purchases were made by Sears in fiscal 1998. During fiscal 1999, the Company sold $5.3 million merchandise to Sears under the supply agreement.

     In connection with the Western Merger, Sears arranged to buy from the Company certain products in bulk for its automotive centers, at cost plus a set handling fee. In fiscal 1998, the Company shipped approximately $2.1 million in products to Sears. The Company made final shipments to Sears under this arrangement of $530,000 in the first quarter of fiscal 1999.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) Documents filed as part of this Report:

              (1 & 2) Index to Consolidated Financial Statements and Schedules:


                   Advance Holding Corporation and Subsidiaries Consolidated Financial Statements:
                   Report of Independent Public Accountants--Arthur Andersen LLP....................           F-1

                   Consolidated Balance Sheets as of January 1, 2000 and January 2, 1999............           F-2

                   Consolidated Statements of Operations for the Years Ended January 1, 2000,
                     January 2, 1999 and January 3, 1998............................................           F-3

                   Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
                     January 1, 2000, January 2, 1999 and January 3, 1998...........................           F-4

                   Consolidated Statements of Cash Flows for the Years Ended
                     January 1, 2000, January 2, 1999 and January 3, 1998...........................           F-5

                   Notes to Consolidated Financial Statements January 1, 2000, January 2, 1999 and
                     January 3, 1998................................................................           F-7

                   Schedule I -- Condensed Financial Information of the Registrant..................           I-1

                   Schedule II -- Valuation and Qualifying Accounts.................................          II-1

           (3)     Exhibits:

                   Exhibit
                   Number                                     Description
                   ------                                     -----------
                      3.1(1)      Articles of Incorporation of Holding, as amended to date.
                      3.2(1)      Bylaws of Holding, as amended to date.
                      4.1(1)      Indenture dated as of April 15, 1998 between Holding and United
                                  States Trust Company of New York, as Trustee, with respect to the 12.875% Senior Discount Debentures due 2009 (including the form of 12.875% Senior Discount Debenture due 2009).
                      4.2(2)      Amended and Restated Stockholders Agreement dated November 2,
                                  1998 among FS Equity Partners IV, L.P., Ripplewood Partners,
                                  L.P., Ripplewood Advance Auto Parts Employee Fund I L.L.C.,
                                  Nicholas F. Taubman, The Arthur Taubman Trust dated July 13,
                                  1964, WA Holding Co. and Holding. (including the Terms of the
                                  Registration Rights of Common Stock).
                     10.1(4)      Amended and Restated Credit Agreement dated as of October 19,
                                  1998 among Holding, the Registrant, the lenders party thereto,
                                  The Chase Manhattan Bank ("Chase"), Chase Securities Inc., DLJ
                                  Capital Funding, Inc. and First Union National Bank.
                     10.2(5)      Pledge Agreement dated as of April 15, 1998, as amended and restated as of November 2, 1998, among the Registrant, Holding, the Subsidiary Pledgors listed therein and Chase, as collateral agent.
                     10.3(6)      Guarantee Agreement dated as of April 15, 1998, as amended and restated as of November 2, 1998, among Holding, the Subsidiary

                   Exhibit
                   Number                                     Description
                   ------                                     -----------
                                   Guarantors listed therein and Chase, as collateral agent.
                      10.4(7)      Indemnity, Subrogation and Contribution Agreement dated as of
                                   April 15, 1998, as amended and restated as of November 2, 1998, among the Registrant, Holding, the Guarantors listed therein and
                                   Chase, as collateral agent.
                      10.5(8)      Security Agreement dated as of April 15, 1998, as amended and restated as of November 2, 1998, among the Registrant, Holding, the Subsidiary Guarantors listed therein and Chase, as
                                   collateral agent.
                      10.6(2)      Lease Agreement dated as of March 16, 1995 between Ki, L.C. and the Company for the Company's headquarters located at 5673
                                   Airport Road, Roanoke, Virginia, as amended.
                      10.7(2)      Lease Agreement dated as of January 1, 1997 between Nicholas F.
                                   Taubman and the Company for the distribution center located at
                                   1835 Blue Hills Drive, N.E., Roanoke, Virginia, as amended.
                      10.8(2)      Trust Indenture dated as of December 1, 1997 among McDuffie
                                   County Development Authority, First Union National Bank, as
                                   trustee, and Branch Banking and Trust Company, as credit
                                   facility trustee, relating to the $10,000,000 Taxable Industrial
                                   Development Revenue Bonds (Advance Stores Company, Incorporated
                                   Project) Series 1997 (the "IRB").
                      10.9(2)      Lease Agreement dated as of December 1, 1997 between Development
                                   Authority of McDuffie County and the Company relating to the IRB.
                     10.10(2)      Letter of Credit and Reimbursement Agreement dated as of
                                   December 1, 1997 among the Company, Holding and First Union
                                   National Bank relating to the IRB.
                     10.11(2)      Advance Holding Corporation 1998 Senior Executive Stock Option
                                   Plan.
                     10.12(2)      Form of Advance Holding Corporation 1998 Senior Executive Stock
                                   Option Agreement.
                     10.13(2)      Advance Holding Corporation 1998 Executive Stock Option Plan.
                     10.14(2)      Form of Advance Holding Corporation 1998 Stock Option Agreement.
                     10.15(2)      Advance Holding Corporation 1998 Senior Executive Stock
                                   Subscription Plan.
                     10.16(2)      Form of Advance Holding Corporation Senior Executive Stock
                                   Subscription Agreement.
                     10.17(2)      Advance Holding Corporation 1998 Employee Stock Subscription
                                   Plan.
                     10.18(2)      Form of Advance Holding Corporation Employee Stock Subscription
                                   Agreement.
                     10.19(2)      Form of Secured Promissory Note.
                     10.20(2)      Form of Stock Pledge Agreement.
                     10.21(2)      Form of Employment and Non-Competition Agreement between Childs,
                                   Cox, Dickerson, Gearheart, Gerald, Gray, Gregory, Hale, Helms,
                                   Jeter, Knighten, Kyle, Livesay, McDaniel, Miley, Quinn, Rakes,
                                   Richardson, Smith, Turner and Williams and the Company (one-year agreement).
                     10.22(2)      Form of Employment and Non-Competition Agreement between Tilley,
                                   Bigoney, Buskirk, Felts, Fralin, Haan, Klasing, Leftwich, Reid,
                                   Stevens, Vaughn, Wade, Weatherly and Wirth and the Company

                   Exhibit
                   Number                             Description
                   ------                             -----------
                               (two year agreement).
                    10.23(2)   Form of Indemnity Agreement between certain directors of Holding
                               (other than Nicholas F. Taubman) and Holding.
                    10.24(2)   Form of Consulting and Non-Competition Agreement among Nicholas
                               F. Taubman, Holding and the Company.
                    10.25(2)   Indemnity Agreement dated as of April 15, 1998 between Nicholas
                               F. Taubman and Holding.
                    10.26(2)   Option Agreement dated as of April 15, 1998 between Nicholas F.
                               Taubman and Holding.
                    10.27(2)   Option Agreement dated as of April 15, 1998 between Arthur
                               Taubman Trust dated July 13, 1968 and Holding.
                    10.28(2)   Form of Employment and Non-Competition Agreement among Garnett
                               E. Smith, Holding and the Company.
                    10.29(1)   Form of Series B Debenture.
                    10.30(9)   First Amendment dated as of June 30, 1999, to the Credit
                               Agreement dated as of April 15, 1998 as amended and restated as of October 19, 1998, among Holding, the Company, the lenders party thereto and The Chase Manhattan Bank ("Chase"), as
                               administrative agent.
                    10.31(10)  Supplement No. 1 dated as of June 30, 1999, to the Guarantee
                               Agreement dated as of April 15, 1998 as amended an restated as of November 2, 1998, among Holding, the Subsidiary Guarantors listed therein and Chase, as collateral agent.
                    10.32(11)  Supplement No. 1 dated as of June 30, 1999, to the Pledge
                               Agreement dated as of April 15, 1998 as amended and restated as of November 2, 1998, among the Company, Holding, the Subsidiary
                               Pledgors listed therein and Chase, as collateral agent
                    10.33(12)  Supplement No. 1 dated as of June 30, 1999, to the Security
                               Agreement dated as of April 15, 1998 as amended and restated as of November 2, 1998, among the Company, Holding, the Subsidiary
                               Guarantors listed therein and Chase, as collateral agent.
                    10.34(13)  Supplement No. 1 dated as of June 30, 1999, to the indemnity,
                               Subrogation and Contribution Agreement dated as of April 15,
                               1998 as amended and restated as of November 2, 1998 among the
                               Company, Holding, the Guarantors listed therein and Chase, as collateral agent.
                    10.35      Employment and Noncompetition Agreement dated as of February 1,
                               2000 between the Company, Holding and Lawrence P. Castellani.
                    10.36      Senior Executive Stock Subscription Agreement dated as of
                               February 1, 2000, between Holding and Lawrence P. Castellani.
                    10.37      Restricted Stock Agreement dated as of February 1, 2000, between
                               Holding and Lawrence P. Castellani.
                    10.38      Second Amendment and Consent, dated as of December 1, 1999, to the Credit Agreement dated as of April 15, 1998, among Holding, the Company, the lenders party thereto and Chase, as
                               Administrative Agent.
                    10.39      Third Amendment, dated as of February 11, 2000, to the Credit
                               Amendment dated as of April 15, 1998, among Holding, the Company and Chase, as Administrative Agent.
                     21.1      Subsidiaries of the Company.
                     24.1      Power of Attorney (contained in the signature pages hereof).
                     27.1      Financial Data Schedule.

                    _______________________________
                    (1) Incorporated by reference to the exhibit designated as the same number in the Registration Statement on Form S-4 of Holding effective October 30, 1998
                         (No. 333-56031).
                    (2)  Incorporated by reference to the exhibit designated as exhibit 4.3 in the Registration Statement on Form S-4 of Advance Stores Company, Incorporated effective October 30, 1998 (No. 333-56013).
                    (3) Incorporated herein by reference to the exhibit designated as exhibit 10.31 filed with the Current Report on Form 8-K of Advance Stores Company, Incorporated dated November 2, 1998.
                    (4) Incorporated herein by reference to the exhibit designated as exhibit 10.32 filed with the Current Report on Form 8-K of Advance Stores Company, Incorporated dated November 2, 1998.
                    (5) Incorporated herein by reference to the exhibit designated as exhibit 10.33 filed with the Current Report on Form 8-K of Advance Stores Company, Incorporated dated November 2, 1998.
                    (6) Incorporated herein by reference to the exhibit designated as exhibit 10.34 filed with the Current Report on Form 8-K of Advance Stores Company, Incorporated dated November 2, 1998.
                    (7) Incorporated herein by reference to the exhibit designated as exhibit 10.35 filed with the Current Report on Form 8-K of Advance Stores Company, Incorporated dated November 2, 1998.
                    (8) Incorporated herein by reference to the exhibit designated as exhibit 10.36 filed with the Current Report on Form 8-K of Advance Stores Company, Incorporated dated November 2, 1998.
                    (9) Incorporated herein by reference to the exhibit designated as exhibit 10.1 filed with the Quarterly Report on Form 10-Q filed by Advance Stores Company, Incorporated for the period ended July 17, 1999 (File No. 333-56013).
                    (10) Incorporated herein by reference to the exhibit
                         designated as exhibit 10.2 filed with the Quarterly Report on Form 10-Q filed by Advance Stores Company, Incorporated for the period ended July 17, 1999 (File No. 333-56013).
                    (11) Incorporated herein by reference to the exhibit
                         designated as exhibit 10.3 filed with the Quarterly Report on Form 10-Q filed by Advance Stores Company, Incorporated for the period ended July 17, 1999 (File No. 333-56013).
                    (12) Incorporated herein by reference to the exhibit
                         designated as exhibit 10.41 filed with the Quarterly Report on Form 10-Q filed by Advance Stores Company, Incorporated for the period ended July 17, 1999 (File No. 333-56013).
                    (13) Incorporated herein by reference to the exhibit
                         designated as exhibit 10.5 filed with the Quarterly Report on Form 10-Q filed by Advance Stores Company, Incorporated for the period ended July 17, 1999 (File No. 333-56013).

               (4) Reports on Form 8-K.

                   None.

Report of Independent Public Accountants

To the Board of Directors and Stockholders of Advance Holding Corporation:

We have audited the accompanying consolidated balance sheets of Advance Holding Corporation (a Virginia company) and subsidiaries (the Company), as of January 1, 2000, and January 2, 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended January 1, 2000. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advance Holding Corporation and subsidiaries as of January 1, 2000, and January 2, 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2000, in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to consolidated financial statements and schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. The schedules have been subjected to the auditing procedures applied in the audits of basic financial statements and, in our opinion, fairly state in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                         ARTHUR ANDERSEN LLP


Greensboro, North Carolina,
   March 17, 2000

                 Advance Holding Corporation and Subsidiaries
       Consolidated Balance Sheets - January 1, 2000 and January 2, 1999
                 (dollars in thousands, except per share data)

                                                                           January 1,              January 2,
                           Assets                                             2000                    1999
                           ------                                         -----------             -----------
Current assets:
  Cash and cash equivalents                                               $    22,577             $    36,115
  Receivables, net                                                            100,323                  92,199
  Inventories                                                                 749,447                 726,172
  Other current assets                                                         12,025                   9,477
                                                                          -----------             -----------
     Total current assets                                                     884,372                 863,963
Property and equipment, net                                                   401,502                 343,395
Assets held for sale                                                           30,668                  34,366
Other assets, net                                                              32,087                  23,631
                                                                          -----------             -----------
                                                                          $ 1,348,629             $ 1,265,355
                                                                          ===========             ===========

      Liabilities and Stockholders' Equity
      ------------------------------------
Current liabilities:
  Bank overdrafts                                                         $    11,715             $    20,403
  Borrowings secured by receivables                                            10,525                   5,000
  Current portion of long-term debt                                             3,665                   1,026
  Current portion of deferred revenue                                          15,647                   8,049
  Accounts payable                                                            341,188                 346,909
  Accrued expenses                                                            146,024                 172,463
                                                                          -----------             -----------
      Total current liabilities                                               528,764                 553,850
                                                                          -----------             -----------
Long-term debt                                                                634,664                 500,162
                                                                          -----------             -----------
Deferred revenue                                                                9,368                   1,389
                                                                          -----------             -----------
Other long-term liabilities                                                    41,879                  50,863
                                                                          -----------             -----------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, 8% noncumulative, nonvoting, $10 par value, redeemable by the Company at par; liquidation value at par;
     100,000 shares authorized; no shares issued or outstanding                   -                       -
  Common stock, Class A, voting, $.01 par value; 62,500,000
     shares authorized; 28,144,050 and 28,261,900 issued
     and outstanding                                                              281                     283
  Common stock, Class B, nonvoting, $.01 par value,
     437,500,000 shares authorized; no shares
     issued or outstanding                                                        -                       -
  Additional paid-in capital                                                  369,399                 370,306
  Other                                                                            69                  (1,532)

  Accumulated deficit                                                        (235,795)               (209,966)
                                                                          -----------             -----------
      Total stockholders' equity                                              133,954                 159,091
                                                                          -----------             -----------
                                                                          $ 1,348,629             $ 1,265,355
                                                                          ===========             ===========

          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                 Advance Holding Corporation and Subsidiaries
                     Consolidated Statements of Operations
                     For the Years Ended January 1, 2000,
                     January 2, 1999, and January 3, 1998
                            (dollars in thousands)

                                                                             1999               1998              1997
                                                                         -----------        -----------        ----------
                                                                          (52 weeks)         (52 weeks)        (53 weeks)
Net sales                                                                $ 2,206,945        $ 1,220,759        $ 848,108
Cost of sales, including purchasing and warehousing costs                  1,404,113            766,198          524,586
                                                                         -----------        -----------        ---------
         Gross profit                                                        802,832            454,561          323,522
Selling, general and administrative expenses                                 782,669            401,681          281,095
Expenses associated with Recapitalization                                        -               14,277              -
Expenses associated with restructuring                                           -                6,774              -
                                                                         -----------        -----------        ---------
         Operating income                                                     20,163             31,829           42,427
Other (expense) income:
 Interest expense                                                            (62,792)           (35,038)          (6,086)
 Other, net                                                                    4,719                943            (321)
                                                                         -----------        -----------        ---------
         Total other expense, net                                            (58,073)           (34,095)          (6,407)
                                                                         -----------        -----------        ---------
(Loss) income before (benefit) provision for income taxes                    (37,910)            (2,266)           36,020
(Benefit) provision for income taxes                                         (12,584)               (84)           14,733
                                                                         -----------        -----------        ---------
Net (loss) income                                                        $   (25,326)       $    (2,182)       $   21,287
                                                                         ===========        ===========        ==========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                 Advance Holding Corporation and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
                     For the Years Ended January 1, 2000,
                     January 2, 1999, and January 3, 1998
                 (dollars in thousands, except per share data)

                                                                                                                         Retained
                                                           Class A             Class B         Additional                Earnings
                                    Preferred Stock      Common Stock        Common Stock        Paid-in              (Accumulated
                                    ----------------  ------------------ --------------------
                                     Shares  Amount     Shares    Amount    Shares     Amount    Capital      Other       Deficit)
                                    -------  -------  ----------  ------ -----------   ------  ----------    -------  ------------
Balance, December 28, 1996           77,300    $ 773   2,412,500  $  19   21,875,000    $ 175   $       -    $     -    $  121,356
   Net income                             -        -           -      -            -        -           -          -        21,287
   Preferred dividend,
    $0.80 per share                       -        -           -      -            -        -           -          -           (62)
                                    -------    -----  ----------  -----  -----------    -----   ---------    -------    ----------
Balance, January 3, 1998             77,300      773   2,412,500     19   21,875,000      175           -          -       142,581
   Change in par value of stock           -        -           -      5            -       44           -          -           (49)
   Redemption of stock              (77,300)    (773)   (662,500)    (7) (21,875,000)    (219)          -        300      (350,301)
   Issuance of Class A common
     stock associated with the
     Recapitalization, net of
     issuance costs of $775               -        -  10,853,800    109            -        -     107,654          -             -
   Issuance of Class A common
     stock associated with
     Western Merger, net of
     issuance costs of $575               -        -  15,636,318    156            -        -     262,272          -             -
   Other                                  -        -      21,782      1                               380     (1,832)            -
   Net loss                               -        -           -      -            -        -           -          -        (2,182)
   Preferred dividend, $0.80
     per share                            -        -           -      -            -        -           -          -           (15)
                                    -------    -----  ----------  -----  -----------    -----   ---------    -------    ----------
Balance, January 2, 1999                  -        -  28,261,900    283            -        -     370,306     (1,532)     (209,966)
   Other                                                (117,850)    (2)                             (907)     1,601          (503)
   Net loss                               -        -           -      -            -        -           -          -       (25,326)
                                    -------    -----  ----------  -----  -----------    -----   ---------    -------    ----------
Balance, January 1, 2000                  -    $   -  28,144,050  $ 281            -    $   -   $ 369,399    $    69    $ (235,795)
                                    =======    =====  ==========  =====  ===========    =====   =========    =======    ==========

                                         Total
                                     Stockholders'
                                         Equity
                                     -------------
Balance, December 28, 1996               $ 122,323
   Net income                               21,287
   Preferred dividend,
    $0.80 per share                            (62)
                                         ---------
Balance, January 3, 1998                   143,548
   Change in par value of stock                  -
   Redemption of stock                    (351,000)
   Issuance of Class A common
     stock associated with the
     Recapitalization, net of
     issuance costs of $775                107,763
   Issuance of Class A common
     stock associated with
     Western Merger, net of
     issuance costs of $575                262,428
   Other                                    (1,451)
   Net loss                                 (2,182)
   Preferred dividend, $0.80
     per share                                 (15)
                                         ---------
Balance, January 2, 1999                   159,091
   Other                                       189
   Net loss                                (25,326)
                                         ---------
Balance, January 1, 2000                 $ 133,954
                                         =========

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                 Advance Holding Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                     For the Years Ended January 1, 2000,
                     January 2, 1999, and January 3, 1998
                            (dollars in thousands)

                                                                               1999            1998         1997
                                                                            ----------      ----------   ----------
Cash flows from operating activities:                                       (52 weeks)      (52 weeks)   (53 weeks)
   Net (loss) income                                                        $ (25,326)      $  (2,182)   $  21,287
   Adjustments to reconcile net (loss) income to net cash
    (used in) provided by operating activities:
     Depreciation and amortization                                             58,147          29,964       21,801
     Amortization of stock option compensation                                  1,082             695            -
     Amortization of deferred debt issuance costs                               3,478           2,070            -
     Amortization of bond discount                                              8,700           5,645            -
     Amortization of interest on capital lease obligation                         201               -            -
     Net losses on sales of property and equipment                                119             150          362
     Sales (purchases) of marketable securities                                     -           2,025         (192)
     (Benefit) provision for deferred income taxes                            (12,650)         (5,348)       4,216
     Restructuring charge                                                           -           6,774            -
     Net (increase) decrease in:
       Receivables, net                                                        (8,128)          4,295       (7,498)
       Inventories                                                            (23,090)        (99,653)     (27,723)
       Other assets                                                            (4,817)           (297)      (2,602)
     Net (decrease) increase in:
       Accounts payable                                                        (5,721)         55,329       27,072
       Accrued expenses                                                       (21,958)         35,718        5,173
       Deferred revenue                                                        15,577           7,215          195
       Other long-term liabilities                                             (6,590)          1,622          387
                                                                            ---------       ---------    ---------
         Net cash (used in) provided by operating activities                  (20,976)         44,022       42,478
                                                                            ---------       ---------    ---------
Cash flows from investing activities:
   Purchases of property and equipment                                       (105,017)        (65,790)     (48,864)
   Proceeds from sales of property and equipment                                3,130           6,073          257
   Western Merger, net of cash acquired                                       (13,028)       (170,955)           -
   Other                                                                        1,091               -            -
                                                                            ---------       ---------    ---------
         Net cash used in investing activities                               (113,824)       (230,672)     (48,607)
                                                                            ---------       ---------    ---------
Cash flows from financing activities:
   (Decrease) increase in bank overdrafts                                      (8,688)         13,434       (7,188)
   Net (repayments) borrowings under notes payable                                  -          (2,959)           6
   Proceeds from issuance of long-term debt                                         -          11,500       65,000
   Principal payments of long-term debt                                             -        (102,667)     (52,583)
   Borrowings under credit facilities                                         465,000         485,017            -
   Payments on credit facilities                                             (339,500)              -            -
   Payment of debt issuance costs                                                (972)        (23,374)           -
   Proceeds from issuance of Class A common stock                                 423               -            -
   Proceeds from issuance of Class A common stock - Recapitalization                -         105,148            -
   Payment for redemption of preferred and common stock -
     Recapitalization                                                               -        (351,000)           -
   Proceeds from issuance of Class A common stock - Western Merger                  -          69,806            -
   Other                                                                        4,999           2,397        1,524
                                                                            ---------       ---------    ---------
         Net cash provided by financing activities                            121,262         207,302        6,759
                                                                            ---------       ---------    ---------
Net (decrease) increase in cash and cash equivalents                          (13,538)         20,652          630
Cash and cash equivalents, beginning of year                                   36,115          15,463       14,833
                                                                            ---------       ---------    ---------
Cash and cash equivalents, end of year                                      $  22,577       $  36,115    $  15,463
                                                                            =========       =========    =========

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                 Advance Holding Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                     For the Years Ended January 1, 2000,
                     January 2, 1999, and January 3, 1998
                            (dollars in thousands)

                                                                               1999            1998         1997
                                                                            ----------      ----------   ----------
Supplemental cash flow information:                                         (52 weeks)      (52 weeks)   (53 weeks)
   Interest paid                                                            $  46,264       $  23,639     $  5,867
   Income taxes paid, net of refunds received                                   3,792           3,129       13,302
Noncash transactions:
   Obligations under capital lease                                              3,266               -            -
   Property and equipment included in accrued expenses                            543               -            -
   Cancellation of shares under stockholder subscription receivable and
      forfeiture of stock options                                               1,316               -            -
   Loans receivable related to issuance of common stock                           344           2,527            -
   Debt issuance and acquisition costs accrued at January 1, 2000                   -           3,734            -
   Stock options issued for redemption of stock                                     -             300            -
   Issuance of common stock - Western Merger                                        -         193,003            -
   Accrued Credit Card Liability - Western Merger                                   -          10,000            -

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                 Advance Holding Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
             January 1, 2000, January 2, 1999, and January 3, 1998
                 (dollars in thousands, except per share data)

1.   Description of Business:

Advance Holding Corporation and Subsidiaries (the "Company") maintain two operating segments within the United States, Puerto Rico and the Virgin
Islands. The Advance Store segment operates 1,576 retail stores under the "Advance Auto Parts" name that offer automotive replacement parts, accessories and maintenance items located throughout the Eastern and Midwest portions of the United States. The Western segment operates 38 retail stores in Puerto Rico, two retail stores in the Virgin Islands, one store in California (the "Service Stores") and a wholesale business all operating under the "Western Auto" name. These additional 41 retail stores, obtained in the merger ("Western Merger") (Note 4) with Western Auto Supply Company ("Western"), provide automotive service and home and garden merchandise in addition to auto parts sales. The wholesale business consists of the Company selling inventory and providing selected services to approximately 670 independent dealers located throughout the United States.

2.   Summary of Significant Accounting Policies:

Accounting Period

The Company's fiscal year ends on the Saturday nearest the end of December. The consolidated financial statements reflect the results of operations for the 52-week periods ended January 1, 2000 ("fiscal 1999") and January 2, 1999 ("fiscal 1998") and the 53-week period ended January 3, 1998 ("fiscal 1997").

Principles of Consolidation

The consolidated financial statements include the accounts of Advance Holding Corporation and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks, money market funds and commercial paper with original maturities of three months or less.

                 Advance Holding Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
             January 1, 2000, January 2, 1999 and January 3, 1998
                 (dollars in thousands, except per share data)

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for approximately 89% and 90% of inventories at January 1, 2000 and January 2, 1999, respectively, and the first-in, first-out ("FIFO") method for remaining inventories. The Company capitalizes certain purchasing and warehousing costs into inventory. Purchasing and warehousing costs included in inventory, at FIFO, at January 1, 2000 and January 2, 1999, were $49,252 and $41,168, respectively. Inventories consist of the following:

                                                  January 1,    January 2,
                                                     2000          1999
                                                  ----------    ----------
     Inventories at FIFO                          $  735,762    $  715,550
     Reserve to state inventories at LIFO             13,685        10,622
                                                  ----------    ----------
     Inventories at LIFO                          $  749,447    $  726,172
                                                  ==========    ==========

Replacement cost approximated FIFO cost at January 1, 2000. As a result of price decreases on certain inventory items that went into effect in the last quarter of fiscal 1998, replacement cost of inventory was approximately $709,559 at January 2, 1999.

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

Depreciation of land improvements, buildings, furniture, fixtures and equipment, and vehicles is provided over the estimated useful lives, which range from 2 to 40 years, of the respective assets using the straight-line method. Amortization of leasehold improvements is provided over the shorter of the estimated useful lives of the respective assets or the term of the lease using the straight-line method.

Long-Lived Assets

The Company applies Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires that long-lived assets and certain identifiable intangible assets to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event assets are impaired, losses are recognized based on the excess carrying amount over the estimated fair value of the asset. SFAS No. 121 also requires that assets to be disposed of be reported at the lower of the carrying amount or the fair market value less selling costs.

Allowances

The Company receives cooperative advertising allowances, rebates and various other incentives from vendors that are recorded as a reduction of cost of sales or selling, general and administrative expenses when earned. Cooperative advertising revenue is earned as advertising expenditures are incurred. Rebates and other incentives are earned based on purchases. Amounts received or receivable from vendors that are not yet earned are reflected as deferred revenue in the accompanying consolidated balance sheets. Management's estimate of the portion of deferred revenue that will be realized within one year of the balance sheet date has been reflected as a current liability in the accompanying consolidated balance sheets. Total deferred revenue is $25,015 and $9,438 at January 1, 2000 and January 2, 1999, respectively.

                 Advance Holding Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
             January 1, 2000, January 2, 1999, and January 3, 1998
                 (dollars in thousands, except per share data)

Closed Stores

The Company recognizes a provision for future obligations at the time a decision is made to close a store. The provision for closed stores includes the present value of the remaining lease obligations, reduced by the present value of estimated revenues from subleases and management's estimate of future costs of insurance, property tax and common area maintenance.

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

In connection with the Western Merger (Note 4), the Company assumed Western's benefit obligation under its postretirement health care plan. Under Western's postretirement plan, employees retiring from the Company on or after age 55 who have rendered at least 10 years of service and have participated in the group health insurance plan are entitled to extend their participation in the plan and purchase postretirement coverage for themselves and their dependents. The plan was frozen in fiscal year 1996. This plan was merged into the Company's plan effective July 1, 1999.

During 1998, the Company adopted SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits". SFAS No. 132 revises employers' disclosure about pension and other postretirement benefit plans. It does not change the measurement or recognition of these plans.

Preopening Expenses

Preopening expenses, which consist primarily of payroll and occupancy costs, are expensed as incurred.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense incurred was approximately $65,524, $35,972 and $23,274 in fiscal 1999, 1998 and 1997, respectively.

Warranty Costs

The Company's vendors are primarily responsible for warranty claims. Warranty costs relating to merchandise and services sold under warranty, which are not covered by vendors' warranties are estimated based on the Company's historical experience and are recorded in the period the product is sold.

Income Taxes

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period-end, based on enacted tax laws and statutory income tax rates applicable to the periods in which the differences are expected to affect taxable income.

                 Advance Holding Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
             January 1, 2000, January 2, 1999, and January 3, 1998
                 (dollars in thousands, except per share data)

Revenue Recognition

The Company recognizes merchandise revenue at the point of sale to a retail customer and point of shipment to a wholesale customer, while service revenue is recognized upon performance of service. The majority of sales are made for cash; however, the Company extends credit through a third-party provider of private label credit cards. Receivables under the private label credit card program are transferred to the third-party provider on a limited recourse basis. The Company provides an allowance for doubtful accounts on receivables sold with recourse based upon factors related to credit risk of specific customers, historical trends and other information. In fiscal 1997, the Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which provides that this arrangement be accounted for as a secured borrowing. Receivables under the private label credit card and the related payable to the third-party provider were $10,525 and $5,000 at January 1, 2000 and January 2, 1999, respectively.

Stock Options

As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for its employee stock options using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the market price of the Company's common stock at the measurement date over the exercise price. Pro-forma information is presented as if net income had been calculated under the fair value based method as prescribed by SFAS No. 123 (Note 22).

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities in their statement of financial position and measure those instruments at fair value. In September 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company has not yet determined the impact SFAS No. 133 will have on its financial position or the results of its operations.

Effective January 3, 1999, the Company adopted the American Institute of Certified Public Accountant's Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". The SOP requires companies to capitalize certain expenditures related to development of or obtaining computer software for internal use. The adoption of the SOP resulted in the Company capitalizing approximately $561 in costs incurred during fiscal year 1999.

Reclassifications

Certain items in the fiscal 1998 and fiscal 1997 financial statements have been reclassified to conform with the fiscal 1999 presentation.

3.   Recapitalization:

On April 15, 1998, the Company consummated its recapitalization pursuant to an Agreement and Plan of Merger dated March 4, 1998 (the "Merger Agreement"). In connection with the Merger Agreement, the Company's Board of Directors authorized a 12,500 to 1 split of the common stock and a change in the par value of the common stock from $100 to $.01 per share. The effects of the 12,500 to 1 stock split have been retroactively applied to all common share information for all periods presented in these financial statements.

                 Advance Holding Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
             January 1, 2000, January 2, 1999, and January 3, 1998
                 (dollars in thousands, except per share data)

Pursuant to the Merger Agreement, AHC Corporation ("AHC"), a corporation controlled by an investment fund organized by Freeman Spogli & Co. Incorporated ("FS&Co."), merged into the Company (the "Merger"), with the Company as the surviving corporation. In the Merger, a portion of the common stock and all of the preferred stock of the Company were converted into the right to receive in the aggregate approximately $351,000 in cash and certain stock options (see below). Certain shares representing approximately 14% of the outstanding Class A common stock remained outstanding upon consummation of the Merger. Immediately prior to the Merger, FS&Co. purchased approximately $80,500 of the common stock of AHC which was converted in the Merger into approximately 64% of the Company's outstanding common stock and Ripplewood Partners, L.P. and its affiliates ("Ripplewood") purchased approximately $20,000 of the common stock of AHC which was converted in the Merger into approximately 16% of the Company's outstanding common stock. In connection with the Merger, management purchased approximately $8,000, or approximately 6%, of the Company's outstanding common stock. The purchase of common stock by management resulted in stockholder subscription receivables. As of January 1, 2000 and January 2, 1999, outstanding stockholder subscription receivables were $2,000 and $2,527, respectively. The notes provide for annual interest payments, at the prime rate, with the entire principal amount due in five years.

On April 15, 1998, the Company entered into a new bank credit facility that provided for (i) three senior secured term loan facilities in the aggregate amount of $250,000 and (ii) a secured revolving credit facility of up to $125,000. At the closing of the Merger, $125,000 was borrowed under one of the term loan facilities. On April 15, 1998, the Company also issued $200,000 of senior subordinated notes and approximately $112,000 of senior discount debentures with an original discount of $51,983. In connection with these transactions, the Company extinguished a substantial portion of its existing notes payable and long-term debt.

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

The stock options received by the existing stockholders are for 500,000 shares of common stock. The stock options are fully vested, nonforfeitable and provide for a $10 per share exercise price, increasing $2.00 per share annually, through the expiration date of April 2005. The Company retained a reputable firm with expertise in valuing stock options to determine the fair value of these options as of April 15, 1998 (the "valuation date"). Based on their analysis, the fair value of the options is approximately $300 in the aggregate. The value of the options has been reflected as additional consideration for the shares of common stock repurchased in the Recapitalization.

Concurrent with the Recapitalization, the Company paid $11,500 in bonuses to certain employees, including executive officers. The Company also incurred $23,881 of Recapitalization related costs and fees, of which $20,329 has been recorded as deferred debt issuance costs, $775 has been recorded as a reduction of the proceeds from the sale of common stock and $2,777 has been expensed.

The employee bonuses and Recapitalization related expenses, primarily professional service fees, are presented as expenses associated with Recapitalization in the accompanying consolidated statement of operations for the year ended January 2, 1999.

In connection with the Recapitalization, FS&Co. and an affiliate of Ripplewood collectively received $5,000 in fees for negotiating the Recapitalization, advisory and consulting services, arranging financing and raising equity funding.

                 Advance Holding Corporation and Subsidiaries
                  Notes to Consolidation Fiancial Statements
             January 1, 2000, January 2, 1999, and January 3, 1998
                 (dollars in thousands, except per share data)

4.     Western Merger:

On November 2, 1998, the Company consummated a Plan of Merger (the "Western Merger") with Sears to acquire Western, for $175,000 in cash and 11,474,606 shares of the Company's common stock. Additionally, the Company agreed to share losses incurred by Sears as a result of the sale, or as a result of continuing the private label credit card programs up to a maximum of $10,000 ("Credit Card Liability"). The Company recorded the $10,000, which was paid in fiscal 1999, as additional purchase price. In connection with the transaction, the Company sold 4,161,712 shares of common stock to certain stockholders for $70,000 and the Company borrowed $90,000 under a new deferred term loan facility. The remainder of the $175,000 was funded through cash on hand. As of the transaction date, Sears owned approximately 40.6% of the Company's issued and outstanding common stock.

The Western Merger has been accounted for under the purchase method of accounting. Accordingly, the results of operations of Western for the periods from November 2, 1998 are included in the accompanying consolidated financial statements. The purchase price has been allocated to assets acquired and liabilities assumed based on their respective fair values. The Company's initial purchase price allocation resulted in an excess fair value over purchase price of $11,738, which was allocated primarily as a reduction to property and equipment. In fiscal 1999, the Company recognized additional net liabilities of $6,634 and $437 of acquisition costs associated with the Western Merger, which resulted in a $7,071 increase to property and equipment on the consolidated balance sheet as of October 9, 1999. The final purchase price allocation resulted in total excess fair value over the purchase price of $4,667.

A summary of the fair value of the net assets acquired and cash paid in the Western Merger follows:

     Fair value of assets acquired                             $  661,305
     Liabilities assumed                                         (278,319)
                                                             ------------
                                                                  382,986
     Common stock issued                                         (193,003)
                                                             ------------
     Cash paid, including acquisition costs of $4,983             189,983
     Less - Cash acquired                                          (6,000)
                                                             ------------
     Net cash paid                                             $  183,983
                                                             ============

The following unaudited pro-forma information presents the results of operations of the Company as if the Recapitalization (Note 3) and the Western Merger had taken place on December 29, 1996.


                                        1998             1997
                                   --------------   --------------
     Net sales                      $   2,174,076    $   2,122,019
     Net loss                              (6,678)         (43,380)
                                   ==============   ==============

The pro-forma amounts give effect to certain adjustments, including changes in interest expense, depreciation and amortization, the net costs of credit card programs retained by Sears and related income tax effects. These amounts are based on certain assumptions and estimates and do not reflect any benefit from economies, which might be achieved from combined operations.

The pro-forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Western Merger occurred on the date indicated, or which may result in the future.

                 Advance Holding Corporation and Subsidiaries
                  Notes to Consolidation Fiancial Statements
             January 1, 2000, January 2, 1999, and January 3, 1998
                 (dollars in thousands, except per share data)


In addition to the acquisition costs, the Company incurred $4,708 of costs and fees, of which $3,903 has been recorded as deferred debt issuance costs, $575 has been recorded as a reduction of the proceeds from the sale of common stock and $230 has been expensed. Of the $4,708, FS&Co., an affiliate of Ripplewood, the Chairman of the Board and an affiliated trust (the "Continuing Stockholders") collectively received $3,575 in fees and expenses for assistance in the Western Merger, arranging financing, raising equity funding and general consultation.

5.   Restructuring Charges:

The Company's restructuring activities relate to the ongoing analysis of the profitability of store locations and the settlement of restructuring activities undertaken as a result of the Western Merger (Note 4). During fiscal 1998, as a result of the Western Merger, the Company decided to close 31 Advance Auto Parts locations in overlapping markets with certain Parts America stores. During fiscal 1999, the Company developed and implemented its exit plan for 15 store locations not meeting profit expectations set by management. As of January 1, 2000, the Company had closed the 31 stores and nine of the stores related to fiscal 1999 restructuring activities. Store exit costs represent the present value, discounted at rates ranging from 6.5% to 7.7%, of remaining lease obligations, reduced by management's estimate of future sublease revenue, and management's estimate of future cost of insurance, property tax and common area maintenance.

In connection with the Western Merger, the Company assumed the restructuring accrual related to Western's restructuring activities prior to the Western Merger. As of January 1, 2000, this restructuring accrual relates primarily to ongoing lease obligations on closed facilities and estimated severance payments.

The Company actively pursues subleasing closed stores, including certain service bays in stores obtained through the Western Merger that are currently not involved in the production of revenue.

A reconciliation of activity with respect to these restructuring accruals is as follows:

                                                                                     Other
                                                                                     Exit
                                                                Severance            Costs
                                                            ----------------    ----------------
     Restructuring reserves assumed
        in Western Merger                                          $   1,092           $   8,569
     Restructuring provision for Advance store
        exit costs and fixed asset write-downs                             -               6,774
     Reserves utilized                                                  (410)               (570)
                                                            ----------------    ----------------
     Balance, January 2, 1999                                      $     682           $  14,773
     New provisions                                                        -               1,307
     Change in estimates                                                   -              (1,249)
     Reserves utilized                                                  (664)             (4,868)
                                                            ----------------    ----------------
     Balance, January 1, 2000                                      $      18           $   9,963
                                                            ================    ================


The above liabilities related to severance costs will be settled during fiscal 2000. Other exit cost liabilities will be settled over the remaining terms of the underlying lease agreements.

                 Advance Holding Corporation and Subsidiaries
                  Notes to Consolidation Fiancial Statements
             January 1, 2000, January 2, 1999, and January 3, 1998
                 (dollars in thousands, except per share data)


As of the date of the Western Merger, management began to assess and formulate a plan to close certain Parts America stores in overlapping markets or stores not meeting the Company's profitability objectives, to exit certain other facility leases, to relocate certain Western administrative functions to the Company's headquarters, and to terminate certain management, administrative and support employees of Western. In fiscal 1999, the Company finalized its plan for termination of employees and closure of Parts America stores and other Western facilities. As of January 1, 2000, 457 employees have been terminated and 51 leased stores have been closed. One store remains open, but is expected to be closed in first quarter of fiscal 2000.

A reconciliation of activity with respect to these restructuring accruals is as follows:


                                                                                                            Other
                                                                                                             Exit
                                                                   Severance          Relocation             Costs
                                                               -----------------  -------------------  ----------------
     Recognized as liabilities assumed
        in purchase accounting and
        included in purchase price
        allocation                                                     $   8,000             $    970         $  14,384
     Reserves utilized                                                      (262)                (132)             (652)
                                                               -----------------  -------------------  ----------------
     Balance at January 2, 1999                                            7,738                  838            13,732
     Purchase accounting adjustments                                       3,630                 (137)           (1,833)
     Reserves utilized                                                    (7,858)                (701)           (4,074)
                                                               -----------------  -------------------  ----------------
     Balance at January 1, 2000                                        $   3,510             $      -          $  7,825
                                                               =================  ===================  ================

The above liabilities related to severance costs will be settled during fiscal 2000. Other exit cost liabilities will be settled over the remaining terms of the underlying lease agreements.

6.   Stockholders' Agreement:

The Continuing Stockholders, WA Holding Co. ("WAH"), a subsidiary of Sears and the Company have entered into a Stockholders' Agreement (the "Stockholders' Agreement"). Under the Stockholders' Agreement, the Continuing Stockholders and WAH have the right to purchase their pro rata share of certain new issuances of common stock as well as the right to participate pro rata in any sale of common stock by a stockholder. In addition, the Stockholders' Agreement provides that until the earlier of April 2000 or the consummation of a public offering, FS&Co. and Sears have approval rights related to any sale of shares by a party to the Stockholders Agreement. Sales of common stock by the Chairman of the Board, an affiliated trust and Ripplewood are subject to a right of first offer in favor of FS&Co. and Sears through April 2001. The Stockholders' Agreement provides Ripplewood, the Chairman of the Board and an affiliated trust with tag-along rights in the event of sales by FS&Co. or WAH. After April 2000, if FS&Co. sells all of its common stock, Ripplewood, the Chairman of the Board and an affiliated trust will be obligated to sell all of their shares of common stock at the request of FS&Co.

The Stockholders' Agreement further provides that FS&Co., WAH and Ripplewood will have defined levels of representation on the Board of the Directors. Ripplewood has granted FS&Co. an irrevocable proxy to vote Ripplewood's common stock on all matters, expiring upon an initial public offering. Pursuant to the Stockholders' Agreement, the existing Chairman of the Board has certain approval rights with respect to major corporate transactions.

                 Advance Holding Corporation and Subsidiaries
                  Notes to Consolidation Fiancial Statements
             January 1, 2000, January 2, 1999, and January 3, 1998
                 (dollars in thousands, except per share data)


7.   Investments:

Marketable securities, included in cash and cash equivalents, include the following:

                                   January 1, 2000         January 2, 1999
                                ---------------------   ---------------------
                                  Fair                    Fair
                                  Value       Cost        Value        Cost
                                ---------   ---------   ---------   ---------
     Commercial paper           $   1,903   $   1,903   $  13,713   $  13,713
     Money market funds               462         462       1,341       1,341
                                ---------   ---------   ---------   ---------
                                $   2,365   $   2,365   $  15,054   $  15,054
                                =========   =========   =========   =========

8.   Receivables:

Receivables consist of the following:

                                                          January 1,      January 2,
                                                            2000            1999
                                                        -------------  -------------
     Trade:
          Wholesale                                        $   22,221     $   26,463
          Retail                                               10,525          6,470
     Vendor                                                    47,405         38,142
     Installment (Note 17)                                     13,616         11,311
     Related parties                                            6,647          6,236
     Employees                                                    552            555
     Other                                                      3,481          6,802
                                                        -------------  -------------
     Total receivables                                        104,447         95,979
     Less:  Allowance for doubtful accounts                    (4,124)        (3,780)
                                                        -------------  -------------
     Receivables, net                                      $  100,323      $  92,199
                                                        =============  =============

                 Advance Holding Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
             January 1, 2000, January 2, 1999, and January 3, 1998
                 (dollars in thousands, except per share data)

9.   Property and Equipment:

Property and equipment consists of the following:

                                                               Estimated              January 1,        January 2,
                                                              Useful Lives              2000              1999
                                                            ------------------      --------------   -------------
      Land and land improvements                                  0 - 10 years           $  40,927       $  35,845
      Buildings                                                       40 years              70,788          56,361
      Building and leasehold improvements                         (See Note 2)              76,605          68,194
      Furniture, fixtures and equipment                           3 - 12 years             331,238         253,387
      Vehicles                                                    2 - 10 years              27,555          22,892
      Construction in progress                                                               2,010           5,065
                                                                                    --------------   -------------
                                                                                           549,123         441,744
      Less - Accumulated depreciation and amortization                                    (147,621)        (98,349)
                                                                                    --------------   -------------
      Property and equipment, net                                                        $ 401,502       $ 343,395
                                                                                    ==============   =============

As of January 1, 2000 and January 2, 1999, the Company's assets held for sale consist of real property acquired in the Western Merger (Note 4) of $30,668 and $34,366, respectively.


10.  Other Assets:

As of January 1, 2000 and January 2, 1999, other assets include deferred debt issuance costs of $18,886 and $22,460, respectively (net of accumulated amortization of $5,261 and $1,857, respectively), relating to the Recapitalization (Note 3) and the Western Merger (Note 4). Such costs are being amortized over the term of the related debt (6 years to 11 years). Other assets also include the non-current portion of deferred income tax assets (Note 15).

                 Advance Holding Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
             January 1, 2000, January 2, 1999, and January 3, 1998
                 (dollars in thousands, except per share data)

11.  Accrued Expenses:

Accrued expenses consist of the following:

                                               January 1,       January 2,
                                                  2000             1999
                                             ---------------  --------------
       Payroll and related benefits                 $ 32,682        $ 36,671
       Restructuring                                   8,238          20,604
       Warranty                                       19,780          21,249
       Other                                          85,324          93,939
                                             ---------------  --------------
       Total accrued expenses                       $146,024        $172,463
                                             ===============  ==============

12.  Other Long-Term Liabilities:


Other long-term liabilities consist of the following:

                                                          January 1,          January 2,
                                                             2000                1999
                                                      ------------------  -------------------
       Other postretirement employee benefits                 $   26,587           $   30,460
       Restructuring                                              13,078               17,159
       Other                                                       2,214                3,244
                                                      ------------------  -------------------
       Total other long-term liabilities                      $   41,879           $   50,863
                                                      ==================  ===================


13.  Notes Payable and Short-term Financing Agreements:

The Company maintained short-term lines of credit with several banks with aggregate available borrowings of $32,000 at January 3, 1998. All amounts borrowed under these lines of credit were repaid during fiscal 1998 in connection with the Recapitalization. During fiscal 1998 and fiscal 1997 the maximum short-term borrowings were $19,500 and $22,109, respectively; the average borrowings were $2,944 and $7,406, respectively; and the weighted average interest rate was 6.1%.

                 Advance Holding Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
             January 1, 2000, January 2, 1999, and January 3, 1998
                 (dollars in thousands, except per share data)

14.    Long-term Debt:

Long-term debt consists of the following:

                                                                          January 1,          January 2,
                                                                             2000                1999
                                                                        --------------      --------------
       Senior Debt:
          Deferred term loan at variable interest
            rates (9.00% at January 1, 2000), due April 2004                $   90,000          $   90,000
          Delayed draw facilities at variable interest rates,
            (8.75% at January 1, 2000), due April 2004                          70,000                   -
          Revolving facility at variable interest rates
             (8.75% at January 1, 2000), due April 2004                         66,000              10,000
          Tranche B facility at variable interest rates
             (9.00% at January 1, 2000), due April 2006                        124,500             125,000
          McDuffie County Authority taxable industrial development
            revenue bonds, issued December 31,1997, interest due
            monthly at an adjustable rate established by
            the Remarketing Agent (6.75% at January 1, 2000),
            principal due on November 1, 2002                                   10,000              10,000
          Capital lease obligation                                               3,467                 526
       Subordinated debt:
          Subordinated notes payable, interest due semi-annually
            at 10.25%, due April 2008                                          200,000             200,000
          Discount debentures, interest at 12.875%, due April 2009,
            face amount of $112,000 less unamortized discount of
            $37,638 and $46,338 at January 1, 2000 and January 2,
            1999, respectively (subordinate to substantialy all
            other liabilities)                                                  74,362              65,662
                                                                        --------------      --------------
             Total long-term debt                                              638,329             501,188
       Less: Current portion of long-term debt                                   3,665               1,026
                                                                        --------------      --------------
       Long-term debt, excluding current portion                            $  634,664          $  500,162
                                                                        ==============      ==============

The deferred term loan, delayed draw facilities, revolving facility and Tranche B facility ("Credit Facility") are with a syndicate of banks. The Credit Facility provides for the Company to borrow up to $465,000 in the form of senior secured credit facilities, consisting of (i) $90,000 senior secured deferred term loan, (ii) $50,000 senior secured delayed draw term loan facility (the "Delayed Draw Facility I"), (iii) $75,000 senior secured delayed draw term loan facility (the "Delayed Draw Facility II") and, together with the Delayed Draw Facility I, (the "Delayed Draw Facilities"), (iv) a $125,000 Tranche B senior secured term loan facility (the "Tranche B Facility"), and (v) a $125,000 senior secured revolving credit facility (the "Revolving Facility"). The Revolving Facility has a letter of credit sub-limit of $25,000. Amounts available under the Credit Facility are subject to certain debt covenants and a borrowing base formula based on a specified percentage of the Company's eligible inventory. As of January 1, 2000, $63,800 was available under these facilities.

                 Advance Holding Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
             January 1, 2000, January 2, 1999, and January 3, 1998
                 (dollars in thousands, except per share data)


Borrowings under the Credit Facility are required to be prepaid, subject to certain exceptions, with (a) 50% of the Excess Cash Flow (as defined), (b) the net cash proceeds of all asset sales or other dispositions of property (as defined), (c) the net proceeds of issuances of debt obligations and (d) the net proceeds of issuance of equity securities. Excess Cash Flow is defined as the excess of (A) the sum of Advance Stores Company, Incorporated's ("Stores"), a wholly owned subsidiary, (i) consolidated net income (excluding certain gains and losses and restricted payments made to its parent), (ii) depreciation, amortization and other noncash charges, (iii) any decrease in Net Working Capital (as defined), (iv) increases in the deferred revenues, and (v) proceeds of certain indebtedness incurred, over (B) the sum of (a) any noncash gains,
(b) any increases in Net Working Capital, (c) decreases in consolidated deferred revenues, (d) capital expenditures, and (e) repayments of indebtedness (subject to certain exceptions). No mandatory Excess Cash Flow prepayments were made in fiscal 1999 nor are any due as of January 1, 2000.

The interest rates under the delayed draw facilities and the revolver are determined by reference to a pricing grid that will provide for reductions in the applicable interest rate margins based on the Company's trailing total debt to EBITDA ratio (as defined in the Credit Facility). Based upon the Company's operating ratios at January 1, 2000, the margins were 2.25% and 1.25% for Eurodollar and base rate borrowings, respectively, and can step down to 1.75% and 0.75%, respectively, if the Company's total debt to EBITDA ratio is less than or equal to 4.00 to 1.00. Additionally, at January 1, 2000, the margin under the Tranche B term loan and the deferred term loan facility was 2.50% on a Eurodollar rate and 1.50% on the base rate borrowings. A commitment fee of 0.50% per annum will be charged on the unused portion of the Credit Facility.

The Credit Facility is secured by all assets of the Company and contains covenants restricting the ability of the Company and its subsidiaries to, among others, (i) declare dividends or redeem or repurchase capital stock, (ii) make loans and investments and (iii) engage in transactions with affiliates or the Company to change its passive holding company status. The Company is required to comply with financial covenants with respect to (a) a maximum leverage ratio,
(b) a minimum interest coverage ratio, and (c) a minimum retained cash earnings test.

On December 31, 1997, the Company entered into an agreement with McDuffie County Authority under which bond proceeds of $10,000 were issued to construct a distribution center. Proceeds of the bond offering have been fully expended as of January 1, 2000. These industrial development revenue bonds currently bear interest at a variable rate, with a one-time option to convert to a fixed rate, and are secured by a letter of credit.

The $200,000 Senior Subordinated Notes (the "Notes") are unsecured and are subordinate in right of payment to all existing and future Senior Debt. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after April 15, 2003. In addition, at any time prior to April 15, 2001, the Company may redeem up to 35% of the initially outstanding aggregate principal amount of the Notes at a redemption price equal to 110.25% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, thereon to the date of redemption, with the net proceeds of one or more equity offerings; provided that, in each case, at least 65% of the initially outstanding aggregate principal amount of the Notes remains outstanding immediately after the occurrence of any such redemption; and provided further, that such redemption shall occur within 90 days of the date of the closing of such equity offering.

Upon the occurrence of a change of control, each holder of the Notes will have the right to require the Company to repurchase all or any part of such holder's Notes at an offering price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest and liquidated damages, if any, thereon to the date of purchase.

The Notes contain various non-financial restrictive covenants that limit, among other things, the ability of the Company and its subsidiaries to issue preferred stock, repurchase stock and incur certain indebtedness, engage in transactions with affiliates, pay dividends or certain other distributions, make certain investments and sell stock of subsidiaries.

                 Advance Holding Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
             January 1, 2000, January 2, 1999, and January 3, 1998
                 (dollars in thousands, except per share data)


The Senior Discount Debentures (the "Debentures") accrue at a rate of 12.875%, compounded semi-annually, to an aggregate principal amount of $112,000 by April 15, 2003. Cash interest will not accrue on the Debentures prior to April 15, 2003. Commencing April 15, 2003, cash interest on the Debentures will accrue and be payable, at a rate of 12.875% per annum, semi-annually in arrears on each April 15 and October 15. As of January 1, 2000, the Debentures have been accreted by $14,345 with corresponding interest expense of $8,700 and $5,645 recognized for the years ended January 1, 2000 and January 2, 1999, respectively.

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

Upon the occurrence of a change of control, each holder of the Debentures will have the right to require the Company to purchase the Debentures at a price in cash equal to 101% of the accreted value thereof plus liquidated damages, if any, thereon in the case of any such purchase prior to April 15, 2003, or 101% of the aggregate principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, thereon to the date of purchase in the case of any such purchase on or after April 15, 2003. As the Company may not have any significant assets other than capital stock of Stores (which is pledged to secure the Company's obligations under the Credit Facility), the Company's ability to purchase all or any part of the Debentures upon the occurrence of a change in control will be dependent upon the receipt of dividends or other distributions from Stores or its subsidiaries. The Credit Facility and the Senior Subordinated Notes have certain restrictions for Stores with respect to paying dividends and making any other distributions.

The Debentures are subordinated to all of the Company's other liabilities. The Debentures contain certain non-financial restrictive covenants that are similar to the covenants contained in the Notes.

As of January 1, 2000, the Company was in compliance with the covenants of the Credit Facility, the Notes and Debentures. Substantially all of the net assets of the Company's subsidiaries are restricted at January 1, 2000.

The aggregate future annual maturities of long-term debt are as follows:


     2000                     $    3,665
     2001                          4,802
     2002                         14,000
     2003                          4,000
     2004                        247,500
     Thereafter                  364,362
                              ----------
                              $  638,329
                              ==========


The aggregate future annual maturities above are net of the unamortized discount of $37,638 related to the Debentures.

                 Advance Holding Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
             January 1, 2000, January 2, 1999, and January 3, 1998
                 (dollars in thousands, except per share data)

15.  Income Taxes:

(Benefit) provision for income taxes for fiscal 1999, fiscal 1998 and fiscal 1997 consists of the following:

                                Current    Deferred    Total
                               ---------   --------  ---------

        1999-
           Federal             $ (1,913)   $ (6,535)  $ (8,448)
           State                  1,979      (6,115)    (4,136)
                               --------    --------   --------
                               $     66    $(12,650)  $(12,584)
                               ========    ========   ========

        1998-
           Federal             $  3,845    $ (4,528)  $   (683)
           State                  1,419        (820)       599
                               --------    --------   --------
                               $  5,264    $ (5,348)  $    (84)
                               ========    ========   ========

        1997-
           Federal             $  9,177    $  2,198   $ 11,375
           State                  1,340       2,018      3,358
                               --------    --------   --------
                               $ 10,517    $  4,216   $ 14,733
                               ========    ========   ========


The provision for income taxes differed from the amount computed by applying the federal statutory income tax rate due to:

                                                     1999       1998        1997
                                                   --------   --------    ---------
     Pre-tax (loss) income at statutory U.S.
        federal income tax rate                    $(13,269)  $   (793)   $  12,607
     State income taxes, net of federal
        income tax benefit                           (2,688)       389        2,183
     Non-deductible interest & other expenses         1,125        609          384
     Changes in certain tax accounting methods            -       (366)        (196)
     Valuation allowance                                596          -            -
     Puerto Rico dividend withholding tax               150        120            -
     Other, net                                       1,502        (43)        (245)
                                                   --------   --------    ---------
                                                   $(12,584)  $    (84)   $  14,733
                                                   ========   ========    =========

Deferred income taxes reflect the net income tax effect of temporary differences between the basis of assets and liabilities for financial reporting purposes and for income tax reporting purposes. Net deferred income tax balances are comprised of the following:

                                              January 1,    January 2,
                                                 2000          1999
                                              ----------    ----------
Deferred income tax assets                    $   65,572    $   43,000

Deferred income tax liabilities                  (54,731)      (43,031)
                                              ----------    ----------
Net deferred income taxes                     $   10,841    $      (31)
                                              ==========    ==========

                 Advance Holding Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
             January 1, 2000, January 2, 1999, and January 3, 1998
                 (dollars in thousands, except per share data)


Net deferred income tax assets of $8,792 were recorded in the purchase price allocation of Western.


The Company incurred financial reporting and tax losses in 1999 primarily due to integration and interest costs incurred as a result of the Western Merger and the Recapitalization (See Notes 3 and 4). As of January 1, 2000, the Company has cumulative net deferred income tax assets of $10,841. The gross deferred income tax assets include federal and state net operating loss carryforwards ("NOLs") of approximately $22,140. These NOLs may be used to reduce future taxable income and expire periodically through fiscal year 2019. The Company believes it will realize these tax benefits through a combination of the reversal of temporary differences, projected future taxable income during the NOL carryforward periods and available tax planning strategies. Due to uncertainties related to the realization of certain deferred tax assets for state NOLs, the Company recorded a valuation allowance of $596 as of January 1, 2000. The amount of deferred income tax assets realizable, however, could change in the near future if estimates of future taxable income are changed.


Temporary differences which gave rise to significant deferred income tax assets (liabilities) were as follows:

                                                                                     January 1,          January 2,
                                                                                        2000                1999
                                                                                     -----------         ----------
       Current deferred income taxes-
          Inventory valuation differences                                            $   (30,708)        $  (23,228)
          Accrued medical and workers compensation                                         2,462              2,133
          Accrued expenses not currently deductible for tax                               26,778             21,548
          Net operating loss carryforwards                                                 4,000                  -
          Other, net                                                                           -               (230)
                                                                                     -----------         ----------
          Total current deferred income taxes                                        $     2,532         $      223
                                                                                     ===========         ==========
       Long-term deferred income taxes-
          Property and equipment                                                         (24,023)           (11,851)
          Postretirement benefit obligation                                                8,580              8,591
          Amortization of bond discount                                                    4,861              1,918
          Net operating loss carryforwards                                                18,140                  -
          Valuation allowance                                                               (596)                 -
          Other, net                                                                       1,347              1,088
                                                                                     -----------         ----------
          Total long-term deferred income taxes                                      $     8,309         $     (254)
                                                                                     ===========         ==========

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

                 Advance Holding Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
             January 1, 2000, January 2, 1999, and January 3, 1998
                 (dollars in thousands, except per share data)


At January 1, 2000, future minimum lease payments due under non-cancelable capital and operating leases are as follows:

                                                                 Operating
                                                  ----------------------------------------
                                                                          Related
                                            Capital        Other (a)     Parties (a)          Total
                                       ---------------  ----------------------------  ----------------
          2000                              $    1,856   $   110,969     $    3,585       $  116,410
          2001                                   1,857       101,412          3,255          106,524
          2002                                       -        93,077          3,255           96,332
          2003                                       -        83,132          3,063           86,195
          2004                                       -        70,303          2,275           72,578
          Thereafter                                 -       236,102          4,692          240,794
                                       ---------------  ------------  -------------  ---------------
                                            $    3,713   $   694,995     $   20,125       $  718,833
          Less: imputed interest                  (246)       (3,904)           (68)          (4,218)
                                       ---------------  ------------  -------------  ---------------
                                            $    3,467   $   691,091     $   20,057       $  714,615
                                       ===============  ============  =============  ===============

          (a) The Related Parties and Other columns include stores closed as a result of the Company's restructuring plans (See Note 5 ).

At January 1, 2000, future minimum sub-lease income to be received under non-cancelable operating leases is $7,278.

Net rent expense for fiscal 1999, fiscal 1998 and fiscal 1997 was as follows:


                                          1999           1998          1997
                                     ------------   -------------  -------------

Minimum facility rentals             $   103,807     $    63,787    $    44,707
Contingent facility rentals                2,086             718            413
Equipment rentals                          3,831           1,804          1,532
Vehicle rentals                            4,281           2,391          1,658
                                     -----------    ------------   ------------
                                         114,005          68,700         48,310
Less:  Sub-lease income                   (1,085)           (426)          (100)
                                     -----------    ------------   ------------
                                     $   112,920     $    68,274    $    48,210
                                     ===========    ============   ============


Contingent facility rentals are determined on the basis of a percentage of sales in excess of stipulated minimums for certain store facilities. Most of the leases provide that the Company pay taxes, maintenance, insurance and certain other expenses applicable to the leased premises and include options to renew. Certain leases contain rent escalation clauses, which are recorded on a straight-line basis. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases.

Rental payments to related parties of approximately $3,998 in fiscal 1999, $2,984 in fiscal 1998 and $3,171 in fiscal 1997 are included in net rent expense.

                 Advance Holding Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
             January 1, 2000, January 2, 1999, and January 3, 1998
                 (dollars in thousands, except per share data)


17.  Installment Sales Program:

A subsidiary of the Company maintains an in-house finance program, which offers financing to retail customers. Finance charges of $2,662 and $376 on the installment sales program are included in net sales on the accompanying consolidated statements of operations for the years ended January 1, 2000 and January 2, 1999, respectively. The cost of administering the installment sales program is included in selling, general and administrative expenses as a cost of operations.


18.  Contingencies:

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

In March 2000, the Company was notified it has been named in a lawsuit filed on behalf of independent retailers and jobbers against the Company and others for various claims under the Robinson-Patman Act. The suit is in preliminary stages. The Company believes these claims are without merit and intends to defend them vigorously; however, the ultimate outcome of this matter can not be ascertained at this time.

In January 1999, the Company was notified by the United States Environmental Protection Agency ("EPA") that Western Auto may have potential liability under the Comprehensive Environmental Response Compensation and Liability Act relating to two battery salvage and recycling sites that were in operation in the 1970's and 1980's. The EPA has indicated the total cleanup for this site will be approximately $1,600. Management is continuing their investigation of the EPA notification. An estimate of the range of liability is not reasonably possible until technical studies are sufficiently completed and the amount of potential indemnification from Sears, if any, is further investigated. The ultimate exposure will also depend upon the participation of other parties named in the notification who are believed to share in responsibility. The Company believes the claim could be settled for an amount not material to the Company's results of operations.

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

In November 1997 a plaintiff, on behalf of himself and others similarly situated, filed a class action complaint and motion of class certification against the Company in the circuit court for Jefferson County, Tennessee, alleging misconduct in the sale of automobile batteries. The complaint seeks compensatory and punitive damages. The Company believes it has no liability for such claims and intends to defend them vigorously. In addition, three lawsuits were filed against the Company on July 28, 1998, for wrongful death relating to an automobile accident involving an employee of the Company. The Company believes the financial exposure is covered by insurance. The Company is also involved in various other claims and lawsuits arising in the normal course of business. The damages claimed against the Company in some of these proceedings are substantial. Although the final outcome of these legal matters cannot be determined, based on the facts presently known, it is management's opinion that the final outcome of such claims and lawsuits will not have a material adverse effect on the Company's financial position or results of operations.

                 Advance Holding Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
             January 1, 2000, January 2, 1999, and January 3, 1998
                 (dollars in thousands, except per share data)


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

The Company has entered into employment agreements with certain employees that provide severance pay benefits under certain circumstances after a change in control of the Company or upon termination by the Company. The maximum contingent liability under these employment agreements is approximately $2,250 and $6,400 at January 1, 2000 and January 2, 1999, respectively.


19.  Related-party Transactions:

Rents for related-party leases may be slightly higher than rents for non-affiliated leases, and certain terms of the related-party leases are more favorable to the landlord than those contained in leases with non-affiliates.

At April 1998, the Company sold its airplane to the Chairman of the Board, an existing stockholder, for its net book value of approximately $4,100, which approximated fair value.

Under the terms of a shared services agreement, Sears provided certain services to the Company, including payroll and payable processing for Western, among other services through the third quarter of fiscal year 1999. The Company and Sears have entered into agreements that provide for the Western stores to continue to purchase and carry certain Sears branded products during periods defined in the agreements. The Company is also a first-call supplier of certain automotive products to certain Sears Automotive Group stores.


During fiscal 1999, the Company signed an agreement with an affiliate of Sears, Sears Logistics Systems ("SLS"). SLS provides the company with invoice processing services for charges from certain couriers used by the Company.

In connection with the Western Merger, Sears arranged to buy from the Company certain products in bulk for its automotive centers through January 1999. These amounts are included in net sales to Sears in the following table.


The following table presents the related party transactions with Sears for fiscal 1999 and 1998:


                                                1999                1998
                                             ----------          ----------
     Net sales to Sears                       $  5,326            $  2,124
     Shared services revenue                     2,286                 697
     Shared services expense                      (887)               (844)
     Credit card fees expense                     (348)               (657)
     Sears Logistic Systems fee expense             62                   -
     Receivables from Sears                      6,625               6,036
     Payables to Sears                          (4,304)             (5,457)

                 Advance Holding Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
             January 1, 2000, January 2, 1999, and January 3, 1998
                 (dollars in thousands, except per share data


20.  Subsequent Event:


On January 10, 2000, the Company announced a joint venture with CSK Auto, Inc. ("CSK") and Sequoia Capital to form PartsAmerica.com, Inc. ("PartsAmerica.com"), an e-commerce destination in the automotive aftermarket that will operate independently from its partners and will utilize the Company's and CSK's existing logistic systems to support its web-based operations. The Company has contributed the use of the "Parts America" trade name to PartsAmerica.com under a royalty free license agreement and the use of certain other assets. Also, the Company is party to a service agreement with PartsAmerica.com that defines the wholesale sale of merchandise to PartsAmerica.com and certain other services to be provided by the Company. The Company finalized the PartsAmerica.com agreement subsequent to January 1, 2000 and expects to begin selling product to PartsAmerica.com by third quarter of fiscal 2000. The Company plans to account for its investment in PartsAmerica.com under the equity method of accounting.

21.  Benefit Plans:

401(k) Plans

The Company maintains a defined contribution employee benefit plan, which covers substantially all employees after one year of service. The plan allows for employee salary deferrals, which are matched at the Company's discretion. Company contributions were $4,756 in fiscal 1999, $2,634 in fiscal 1998 and $3,196 in fiscal 1997.

The Company also maintains a profit sharing plan covering Western employees that was frozen prior to the Western Merger on November 2, 1998 (Note 4). This plan covered all full-time employees who have completed one year of service and have attained the age of 21 on the first day of each month. All employees covered under this plan were included in the Company's plan on January 1, 1999.

Deferred Compensation

The Company maintains an unfunded deferred compensation plan established for certain key employees of Western prior to the Western Merger (Note 4). The Company assumed the plan liability of $15,253 through the Western Merger. The plan was frozen at the date of the Western Merger. As of January 1, 2000 and January 2, 1999, $8,504 and $15,253, respectively was accrued related to the plan.

                 Advance Holding Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
             January 1, 2000, January 2, 1999, and January 3, 1998
                 (dollars in thousands, except per share data


Postretirement Plan

The Company provides certain health care and life insurance benefits for eligible retired employees. The Company maintains the existing plan and the assumed plan covering Western employees. Financial information related to the plans was determined by the Company's independent actuaries as of January 1, 2000 and January 2, 1999. The following provides a reconciliation of the benefit obligation and the funded status of the plan:

                                                                          1999         1998
                                                                      -----------   ----------
     Change in benefit obligation:
       Benefit obligation at beginning of the year                     $  23,559     $  3,225
       Obligation assumed in Western Merger (Note 4)                           -       20,257
       Service cost                                                          336          240
       Interest cost                                                       1,401          440
       Benefits paid                                                      (1,843)        (367)
       Actuarial loss                                                     (1,358)        (236)
                                                                      -----------   ----------
       Benefit obligation at end of the year                              22,095       23,559

     Change in plan assets:
       Fair value of plan assets at beginning of the year                      -            -
       Employer contributions                                              1,843          367
       Benefits paid                                                      (1,843)        (367)
                                                                      -----------   ----------
       Fair value of plan assets at end of year                                -            -
     Reconciliation of funded status:
       Funded status                                                     (22,095)     (23,559)
       Unrecognized transition obligation                                    868          926
       Unrecognized actuarial (loss) gain                                   (300)        1,101
                                                                      -----------   -----------
     Accrued postretirement benefit cost                               $ (21,527)    $ (21,532)
                                                                      ===========   ===========


Net periodic postretirement benefit cost is as follows:

                                                               1999                1998              1997
                                                            -----------        -----------        -----------
       Service cost                                          $     336          $     240          $     139
       Interest cost                                             1,401                440                195
       Amortization of the transition obligation                    58                 58                 58
       Amortization of recognized net losses                        43                 60                 54
                                                            -----------        -----------        -----------
                                                             $   1,838          $     798          $     446
                                                            ===========        ===========        ===========

The postretirement benefit obligation was computed using an assumed discount rate of 6.5% in 1999 and 1998. The health care cost trend rate was assumed to be 8.5% for 1999, 8.0% for 2000, 7.5% for 2001, 7.0% for 2002, 6.5% for 2003, 6.0%
for 2004 and 5.5% for 2005 and thereafter.

If the health care cost were increased 1% for all future years the accumulated postretirement benefit obligation would have increased by $171 as of January 1, 2000. The effect of this change on the combined service and interest cost would have been an increase of $17 for 1999.

                 Advance Holding Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
             January 1, 2000, January 2, 1999, and January 3, 1998
                 (dollars in thousands, except per share data)


If the health care cost were decreased 1% for all future years the accumulated postretirement benefit obligation would have decreased by $169 as of January 1, 2000. The effect of this change on the combined service and interest cost would have been a decrease of $17 for 1999.

The Company reserves the right to change or terminate the benefits at any time. The Company also continues to evaluate ways in which it can better manage these benefits and control costs. Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant impact on the amount of the reported obligation and annual expense.

22.  Stock Options:

The Company maintains a senior executive stock option plan and an executive stock option plan (the "Option Plans") for key employees of the Company. The Option Plans provide for the granting of non-qualified stock options. All options will terminate on the seventh anniversary of the grant date. Shares authorized for grant under the senior executive and the executive stock option plans are 580,000 and 1,240,000 at January 1, 2000 and January 2, 1999, respectively. Subsequent to January 1, 2000, an additional 1,070,000 shares were authorized for grant under the senior executive stock option plan.

Three different types of options are granted pursuant to the Option Plans. Fixed Price Service Options will vest over a three-year period in three equal installments beginning on the first anniversary of the grant date. Performance Options will be earned in installments based upon satisfaction of certain performance targets for the four-year period ending in fiscal 2001. Variable Price Service Options will vest in equal annual installments over a two-year period beginning in 1999, and have an exercise price that increases over time.

                 Advance Holding Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements

             January 1, 2000, January 2, 1999, and January 3, 1998

                 (dollars in thousands, except per share data)

Total options outstanding at January 1, 2000 and January 2, 1999, were as follows:

                                                             1999                                         1998
                                               -------------------------------------      ---------------------------------------
                                                                        Weighted-                                  Weighted-
                                                   Number of             Average              Number of             Average
                                                     Shares          Exercise Price            Shares           Exercise Price
                                               -----------------    ---------------       ----------------     ------------------
     Fixed Price Service Options
     ---------------------------
     Outstanding at beginning of year                    104,580    $       10.00                      -       $              -
     Granted                                             230,000            16.82                104,580                  10.00
     Exercised                                                 -                -                      -                      -
     Forfeited                                           (37,925)           13.90                      -                      -
                                                 ---------------    -------------         --------------       ----------------
     Outstanding at end of year                          296,655    $       14.79                104,580       $          10.00
                                                 ===============    =============         ==============       ================

     Variable Price Service Options
     ------------------------------
     Outstanding at beginning of year                    397,085    $       15.00                      -       $              -
     Granted                                                   -                -                397,085                  15.00
     Exercised                                                 -                -                      -                      -
     Forfeited                                           (67,850)           15.00                      -                      -
                                                 ---------------    -------------         --------------       ----------------
     Outstanding at end of year                          329,235    $       15.00                397,085       $          15.00
                                                 ===============    =============         ==============       ================
     Performance Options
     -------------------
     Outstanding at beginning of year                    397,085    $       10.00                      -       $              -
     Granted                                                   -                -                397,085                  10.00
     Exercised                                                 -                -                      -                      -
     Forfeited                                           (67,850)           10.00                      -                      -
                                                 ---------------    -------------         --------------       ----------------
     Outstanding at end of year                          329,235    $       10.00                397,085       $          10.00
                                                 ===============    =============         ==============       ================

     Other Options (Note 3)
     ---------------------
     Outstanding at beginning of year                    500,000    $       12.00                      -       $              -
     Granted                                                   -                -                500,000                  10.00
     Exercised                                                 -                -                      -                      -
     Forfeited                                                 -                -                      -                      -
                                                 ---------------    -------------         --------------       ----------------
     Outstanding at end of year                          500,000    $       12.00                500,000       $          10.00
                                                 ===============    =============         ==============       ================

As of January 1, 2000, 500,000 of the other options and 29,385 of the Fixed Price Service Options were exercisable. Only the 500,000 of other options were exercisable at January 2, 1999.

The Company applies APB No. 25, "Accounting for Stock Issued to Employees" in accounting for its stock options. Accordingly, the Company did not recognize compensation expense on the issuance of its Fixed Price Service Options because the exercise price equaled the fair market value of the underlying stock on the grant date. The fair market value of the stock as of January 1, 2000 and January 2, 1999, as determined by the Board of Directors, was $16.82. The excess of the fair market value per share over the exercise price per share for the Performance Options and Variable Price Service Options is recorded as outstanding stock options and unamortized stock option compensation and is included in other stockholders' equity. At January 1, 2000, outstanding stock options and unamortized stock option compensation was $2,869 and $1,092, respectively. This compensation is amortized to expense over the vesting periods. Compensation expense related to these options of $1,082 and $695 is included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the 52-week periods ended January 1, 2000 and January 2, 1999, respectively.

                 Advance Holding Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements

             January 1, 2000, January 2, 1999, and January 3, 1998

                 (dollars in thousands, except per share data)

The following information is presented as if the Company elected to account for compensation cost related to the stock options using the fair value method as prescribed by SFAS No. 123:

                                         1999            1998
                                     ============    ============
Net loss:
     As reported                         ($25,326)        ($2,182)
     Pro-forma                           ($24,842)        ($1,700)
                                     ============    ============

For the above information, the fair value of each option granted in fiscal 1999 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions: (i) risk-free interest rate of 5.19% and 5.27%;
(ii) weighted-average expected life of options of two and three years and (iii) expected dividend yield of zero. As permitted for companies with non-public equity securities by SFAS No. 123, the Company used the assumption of zero volatility in valuing their options.

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

23.  Fair Value of Financial Instruments:

The estimated fair values of the Company's financial instruments are as follows:

                                                             January 1, 2000                           January 2, 1999
                                                   ---------------------------------------       ---------------------------------
                                                      Carrying                Fair                 Carrying           Fair
                                                       Amount                 Value                 Amount            Value
                                                   -----------------      ----------------       ----------------   --------------
     Assets:
        Cash and cash equivalents                   $      22,577          $     22,577           $     36,115        $   36,115
        Receivables, net                                  100,323               100,323                 92,199            92,199

     Liabilities:
        Bank overdrafts                             $      11,715          $     11,715           $     20,403        $   20,403
        Accounts payable                                  341,188               341,188                346,909           346,909
        Borrowings secured by receivables                  10,525                10,525                  5,000             5,000
        Current portion of long-term debt                   3,665                 3,665                  1,026             1,026
        Long-term debt                                    634,664               582,942                500,162           504,080

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

24.  Segment and Related Information:

During 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement requires entities to report financial and descriptive information related to segments within the organization.

                 Advance Holding Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements

             January 1, 2000, January 2, 1999, and January 3, 1998

                 (dollars in thousands, except per share data)

The Company has two operating segments: Advance Stores and Western. The Advance Store segment consists primarily of the retail operations of the Company, which offer only automotive replacement parts, accessories and maintenance items. Western consists of retail stores and wholesale operations, all operating under the "Western Auto" name, obtained through the Western Merger (Note 4). These stores carry non-automotive items as well as auto parts and accessories and perform certain services for retail customers. The wholesale operation consists of distribution services to independent dealers operating under the "Western Auto" name, including three franchises.

For the period from November 2, 1998 to January 1, 2000, management received and used financial information aggregated at the Western level in evaluating the performance of the acquired operations. The accounting policies of the reportable segments are the same as those described in Note 2.

                                                    Advance        Advance
1999                                                Holding        Stores       Western (b)   Eliminations     Totals
=========================================================================================================================
Net sales (a)                                       $         -   $ 1,810,040    $  396,905   $          -   $ 2,206,945
Gross profit                                                  -       716,541        86,291              -       802,832
Operating (loss) income                                       -        30,947       (10,784)             -        20,163
Net interest (expense) income                            (8,717)      (50,789)       (2,654)             -       (62,160)
(Loss) income before provision for income taxes          (8,717)      (19,846)       (9,347)             -       (37,910)
Segment assets                                          213,654     1,355,798       217,100       (437,923)    1,348,629
Depreciation and amortization                                 -        51,863         6,284              -        58,147
Capital expenditures                                          -        94,582        10,435              -       105,017

1998
=========================================================================================================================
Net sales (a)                                       $         -   $ 1,042,434    $  178,325   $          -   $ 1,220,759
Gross profit                                                  -       404,990        49,571              -       454,561
Operating (loss) income                                    (564)       32,175           235            (17)       31,829
Net interest (expense) income                            (6,252)      (28,310)          416          1,068       (33,078)
(Loss) income before provision for income taxes          (4,503)        4,201          (702)        (1,262)       (2,266)
Segment assets                                          227,760     1,036,411       225,105       (223,921)    1,265,355
Depreciation and amortization                                 -        26,778         3,186              -        29,964
Capital expenditures                                          -        55,428        10,362              -        65,790

1997
=========================================================================================================================
Net sales (a)                                       $         -    $  848,108      $      -   $          -   $   848,108
Gross profit                                                  -       323,522             -              -       323,522
Operating (loss) income                                  (1,140)       43,598             -            (31)       42,427
Net interest (expense) income                            (1,867)       (7,709)            -          3,953        (5,623)
Income before provision for income taxes                 20,074        35,042             -        (19,096)       36,020
Segment assets                                          238,103       449,626             -       (226,472)      461,257
Depreciation and amortization                                 -        21,801             -              -        21,801
Capital expenditures                                          -        48,864             -              -        48,864

(a) For fiscal years 1999, 1998, and 1997, total net sales include approximately $245,000, $130,000 and $100,000, respectively, related to revenues derived from commercial sales including Advance Auto Parts stores and Parts America stores after the store level information system conversion.

(b) On January 2, 1999, the Company transferred approximately $425,000 of net assets related to the Parts America operations to the Advance Stores segment through a dividend. Additionally, throughout fiscal 1999, Advance Stores assumed approximately $7,000 of net liabilities related to the Parts America operations.

                 Advance Holding Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements

             January 1, 2000, January 2, 1999, and January 3, 1998

                 (dollars in thousands, except per share data)

25.  Quarterly Financial Data (Unaudited):


The following table summarizes quarterly financial data for fiscal years 1999 and 1998:

     1999                                First              Second              Third             Fourth
     ----------------------------------------------------------------------------------------------------------
     Net sales                              $670,453             $542,320          $522,846           $471,326
     Gross profit                            226,361              196,526           199,637            180,308
     Operating (loss) income                 (16,654)              13,953            14,714              8,150
     Net (loss) income                       (24,942)               2,067               191             (2,642)

     1998                                First              Second              Third             Fourth
     ----------------------------------------------------------------------------------------------------------
     Net sales                              $288,963             $255,037          $258,839           $417,920
     Gross profit                            112,586               98,589            98,357            145,029
     Operating (loss) income                    (705)              18,957            16,945             (3,368)
     Net (loss) income                        (2,352)               4,925             4,093             (8,848)

Results of operations for the first three quarters of fiscal 1999 differ from the amounts previously reported in the Company's 1999 Form 10-Q Quarterly Reports due to the reclassification of certain income and expense items as follows: service labor and other miscellaneous costs from selling, general and administrative expenses to cost of sales; finance charges from selling, general and administrative expenses to net sales; and other miscellaneous income and expense items from other, net to selling, general and administrative expenses. These reclassifications were made to conform acquired entities to the Company's reporting classifications. Results of operations as previously reported in the Company's 1999 Form 10-Q Quarterly Reports for the first three quarters of fiscal 1999 were as follows:

     1999                                First              Second              Third
     ----------------------------------------------------------------------------------------
     Net sales                            $  669,728           $  541,760         $  522,239
     Gross profit                            231,744              200,329            203,499
     Operating (loss) income                 (16,797)              14,068             14,747
     Net (loss) income                       (24,942)               2,067                191

                          Advance Holding Corporation
        Schedule I - Condensed Financial Information of the Registrant
                      January 1, 2000 and January 2, 1999
                    Condensed Parent Company Balance Sheets
                 (dollars in thousands, except per share data)


                                                                                         January 1,              January 2,
                                                                                            2000                   1999
                                                                                         ---------              -----------
Assets
Cash and cash equivalents                                                                $     467              $   1,742
Intercompany receivables                                                                     3,342                    398
Other current assets                                                                           203                    146
Investment in subsidiary                                                                   202,528                221,011
Other assets                                                                                 7,114                  4,463
                                                                                         ---------              ---------
               Total assets                                                              $ 213,654              $ 227,760
                                                                                         =========              =========

Liabilities and stockholders' equity
Accrued expenses                                                                         $   4,718              $   3,007
Long-term debt                                                                              74,362                 65,662
Other long-term liabilities                                                                    620                      -
                                                                                         ---------              ---------
               Total liabilities                                                            79,700                 68,669
Stockholders' equity
     Preferred stock, 8% noncumulative, nonvoting, $10 par value, redeemable by the Company at par; liquidation value at par;
          100,000 shares authorized; no shares issued or outstanding                             -                      -
     Common stock, Class A, voting, $.01 par value;
          62,500,000 shares authorized; 28,144,050 and
          28,261,900 issued and outstanding                                                    281                    283
     Common stock, Class B, nonvoting; $.01 par value,
          437,500,000 shares authorized; no shares issued or outstanding                         -                      -
     Additional paid in capital                                                            369,399                370,306
     Other                                                                                      69                 (1,532)
     Accumulated deficit                                                                  (235,795)              (209,966)
                                                                                         ---------              ---------
               Total stockholders' equity                                                  133,954                159,091
                                                                                         ---------              ---------
               Total liabilities and stockholders' equity                                $ 213,654              $ 227,760
                                                                                         =========              =========


   The accompanying notes to condensed parent company financial statements are an integral part of these balance sheets.

                          Advance Holding Corporation
        Schedule I - Condensed Financial Information of the Registrant
               Condensed Parent Company Statements of Operations
                            (dollars in thousands)


                                                                             For the Years Ended
                                                               --------------------------------------------------
                                                                  1999                1998                1997
                                                               ----------          ---------           ----------
                                                               (52 weeks)          (52 weeks)          (53 weeks)
Selling, general and administrative expenses                    $ (1,082)            $(1,259)            $(1,140)
Interest expense                                                  (8,948)             (7,436)             (5,916)
Interest income                                                      231               1,184               4,049
Other, net                                                             -                  (9)                 50
Equity in earnings of subsidiaries                               (18,483)              3,017              23,031
Income tax benefit                                                 2,956               2,321               1,213
                                                                --------             -------             -------
Net (loss) income                                               $(25,326)            $(2,182)            $21,287
                                                                ========             =======             =======

   The accompanying notes to condensed parent company financial statements are an integral part of these statements.

                          Advance Holding Corporation
        Schedule I - Condensed Financial Information of the Registrant
               Condensed Parent Company Statements of Cash Flows
                            (dollars in thousands)

                                                                                               For the Years Ended
                                                                                     ---------------------------------------------
                                                                                        1999              1998              1997
                                                                                     ---------         ----------       ----------
                                                                                     (52 weeks)        (52 weeks)       (53 weeks)
Cash flows from operating activities:
    Net (loss) income                                                                 $(25,326)        $   (2,182)       $ 21,287
    Adjustments to reconcile net (loss) income to net cash
    (used in) provided by operations
       Amortization of stock option compensation                                         1,082                695               -
       Amortization of deferred debt issuance costs                                        248                179               -
       Amortization of bond discount                                                     8,700              5,645               -
       (Benefit) provision for deferred income taxes                                    (2,994)            (1,894)             81
       Equity in earnings of subsidiary                                                 18,483             (3,017)        (23,031)
       Net (increase) decrease in:
          Other assets                                                                     (59)             3,647          (1,950)
          Other liabilities                                                              1,154               (303)         (2,472)
                                                                                      --------         ----------        --------
             Net cash (used in) provided by operating activities                         1,288              2,770          (6,085)
                                                                                      --------         ----------        --------
Cash flows from investing activities:
    Change in intercompany receivables                                                  (2,944)            49,799           2,357
    Distributions from subsidiaries                                                          -            242,023               -
    Capital contributions                                                                    -            (10,259)              -
    Purchase of stores common stock - Western Merger                                         -           (263,000)              -
                                                                                      --------         ----------        --------
             Net cash provided by investing activities                                  (2,944)            18,563           2,357
                                                                                      --------         ----------        --------
Cash flows from financing activities:
    Repayments of long-term debt                                                             -            184,616           3,767
    Borrowings under new credit facilities                                                   -           (218,725)              -
    Payment of debt issuance costs                                                         (42)            (2,587)              -
    Proceeds from issuance of Class A Common Stock                                         423            368,045               -
    Redemption of preferred and common stock                                                 -           (351,000)              -
    Payment of preferred dividend                                                            -                (15)            (62)
                                                                                      --------         ----------        --------
             Net cash provided by (used in) financing activities                           381            (19,666)          3,705
                                                                                      --------         ----------        --------
Net increase (decrease) in cash and cash equivalents                                    (1,275)             1,667             (23)
Cash and cash equivalents, beginning of year                                             1,742                 75              98
                                                                                      --------         ----------        --------
Cash and cash equivalents, end of year                                                $    467         $    1,742        $     75
                                                                                      ========         ==========        ========

Supplemental cash flow information:
    Interest paid                                                                     $      -         $    1,848        $  5,867
    Income taxes paid, net of refunds received                                             939              2,272          12,200
Noncash transactions:
    Cancellation of shares under stockholder subscription receivable
       and forfeiture of stock options                                                   1,316                  -               -
    Loans receivable related to issuance of common stock                                   344              2,527               -
    Debt issuance and acquisition costs accrued at January 1, 2000                           -                137               -
    Stock options issued for redemption of stock                                             -                300               -
    Issuance of common stock - Western Merger                                                -            193,003               -

   The accompanying notes to condensed parent company financial statements are an integral part of these statements.

                          Advance Holding Corporation
        Schedule I - Condensed Financial Information of the Registrant
                 Notes to Condensed Parent Company Statements
                 (dollars in thousands, except per share data)


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

2.  Organization

Advance Holding Corporation (the "Company") is a holding company which was the 100% shareholder of Advance Stores Company, Incorporated ("Stores") and certain other subsidiaries during the periods presented. During fiscal 1998, the other subsidiaries of the Company were liquidated, leaving Stores as the only operating subsidiary of the Company. The parent/subsidiary relationship between the Company and its subsidiaries includes certain related party transactions. These transactions consist primarily of interest on intercompany advances, dividends, capital contributions and allocations of certain costs. Deferred income taxes have not been provided for financial reporting and tax basis differences on the undistributed earnings of the subsidiaries.

3.  Recapitalization

On April 15, 1998, the Company consummated its recapitalization pursuant to an Agreement and Plan of Merger dated March 4, 1998 (the "Merger Agreement"). In connection with the Merger, the Company's Board of Directors authorized a 12,500 to 1 split of the common stock and a change in the par value of the common stock from $100 to $.01 per share. The effects of the 12,500 to 1 stock split have been retroactively applied to all common share information for all periods presented in these financial statements.

Pursuant to the Merger Agreement, AHC Corporation ("AHC"), a corporation controlled by an investment fund organized by Freeman Spogli & Co. Incorporated ("FS&Co."), merged into the Company (the "Merger"), with the Company as the surviving corporation. In the Merger, a portion of the common stock and all of the preferred stock of the Company were converted into the right to receive in the aggregate approximately $351,000 in cash and certain stock options (see below). Certain shares representing approximately 14% of the outstanding Class A common stock remained outstanding upon consummation of the Merger. Immediately prior to the Merger, FS&Co. purchased approximately $80,500 of the common stock of AHC which was converted in the Merger into approximately 64% of the Company's outstanding common stock and Ripplewood Partners, L.P. and its affiliates ("Ripplewood") purchased approximately $20,000 of the common stock of AHC which was converted in the Merger into approximately 16% of the Company's outstanding common stock. In connection with the Merger, management purchased approximately $8,000, or approximately 6%, of the Company's outstanding common stock. The purchase of common stock by management resulted in stockholder subscription receivables. The notes provide for annual interest payments, at the prime rate, with the entire principal amount due in five years.

                          Advance Holding Corporation
        Schedule I - Condensed Financial Information of the Registrant
                 Notes to Condensed Parent Company Statements
                 (dollars in thousands, except per share data)


On April 15, 1998, the Company entered into a Credit Facility that provides for
(i) three senior secured term loan facilities in the aggregate amount of $250,000 and (ii) a secured revolving credit facility of up to $125,000. At the closing of the Merger, $125,000 was borrowed under one of the term loan facilities. On April 15, 1998, the Company also issued $200,000 of senior subordinated notes and approximately $112,000 of senior discount debentures (see
Note 4). In connection with these transactions, the Company extinguished a substantial portion of its existing notes payable and long-term debt.

The merger, the retirement of debt, borrowings under the Credit Facility, the issuance of the senior discount debentures and the issuance of the senior subordinated notes collectively represent the "Recapitalization". The Company has accounted for the Recapitalization for financial reporting purposes as the sale of common stock, the issuance of debt, the redemption of common and preferred stock and the repayment of notes payable and long-term debt.

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

Concurrent with the Recapitalization, the Company incurred $3,404 of costs and expenses. Of these costs, $2,629 were capitalized as debt issuance costs and $775 has been recorded as a reduction of proceeds from the sale of common stock.

In connection with the Recapitalization, FS&Co. and an affiliate of Ripplewood collectively received $5,000 in fees for negotiating the Recapitalization, advisory and consulting services, arranging financing and raising equity funding.

4.  Long-term Debt

Long-term debt at January 1, 2000 consists of senior discount debentures (the "Debentures") issued during fiscal 1998 in connection with the Recapitalization. The Debentures were issued at a discount and accrue at a rate of 12.875%, compounded semi-annually, to an aggregate principal amount of $112,000 by April 15, 2003. Cash interest will not accrue on the Debentures prior to April 15, 2003. Commencing April 15, 2003, cash interest on the Debentures will accrue and be payable, at a rate of 12.875% per annum, semi-annually in arrears on each April 15 and October 15. As of January 1, 2000 and January 2, 1999, the Debentures have been accreted by $14,345 and $5,645 with corresponding interest expense of $8,700 and $5,645 recognized for the year ended January 1, 2000 and January 2, 1999, respectively.

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

Upon the occurrence of a change of control (as defined), each holder of the Debentures will have the right to require the Company to purchase the Debentures at a price in cash equal to 101% of the accreted value thereof plus liquidated damages, if any, thereon in the case of any such purchase prior to April 15, 2003, or 101% of the aggregate principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, thereon to the date of purchase in the case of any such purchase on or after April 15, 2003. The Company may not have any significant assets other than capital stock of the Stores (which is pledged to secure the Company's obligations under the Credit Facility). As a result, the Company's ability to purchase all or any part of the Debentures will be

                          Advance Holding Corporation
        Schedule I - Condensed Financial Information of the Registrant
                 Notes to Condensed Parent Company Statements
                 (dollars in thousands, except per share data)


dependent upon the receipt of dividends or other distributions from Stores or its subsidiaries. The Credit Facility and the Senior Subordinated Notes have certain restrictions for Stores with respect to paying dividends and making any other distributions.

The Debentures are subordinated to all of the Company's other liabilities. The Debentures contain certain non-financial restrictive covenants that are similar to the covenants contained in the notes. Substantially all of the net assets of the Company's subsidiaries are restricted at January 1, 2000.

5.  See Notes to Consolidated Financial Statements for Additional Disclosures

                          ADVANCE HOLDING CORPORATION
                               AND SUBSIDIARIES


               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                            (dollars in thousands)

                                                     Balance at                                                  Balance at
                                                     Beginning     Charges to                                      End of
Allowance for doubtful accounts receivable:          of Period      Expenses     Deductions          Other         Period
                                                     ---------     ----------    ----------         -------      ----------
      January 3, 1998............................    $       -     $    1,040    $     (465) (2)    $     -      $      575
      January 2, 1999............................          575          1,193          (582) (2)      2,594 (1)       3,780
      January 1, 2000............................        3,780          1,098          (754) (2)          -           4,124
                                                     =========     ==========    ==========         =======      ==========

     (1)  Allowance for doubtful accounts receivable assumed in the Western Merger.
     (2)  Accounts written off during the period.

Restructuring reserves:
      January 3, 1998...........................     $       -     $        -    $        -         $     -      $        -
      January 2, 1999...........................             -          6,774        (2,026) (2)     33,015 (1)      37,763
      January 1, 2000...........................        37,763             58       (18,165) (2)      1,660 (1)      21,316
                                                     =========     ==========    ==========         =======      ==========

     (1)  Restructuring reserves assumed and established in the Western Merger.
     (2)  Represents amounts paid for restructuring charges.

                                   SIGNATURE

     Pursuant to the requirements of the Section 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned; thereunto duly authorized, in Roanoke, Commonwealth of Virginia, on March 31, 2000.

                                    ADVANCE HOLDING CORPORATION

                                    By:  /s/ Jimmie L. Wade
                                         -----------------------------------
                                         Jimmie L. Wade
                                         President and Chief Financial Officer,
                                         Secretary

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jimmie L. Wade his true and lawful attorney-in-fact with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in and any all capacities, to sign any and all amendments to this Report on Form 10-K and to file same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


         Signature                                   Title                          Date
/s/ Garnett E. Smith                  Vice Chairman of the Board and        March 31, 2000
--------------------------------
         Garnett E. Smith             Director



/s/ Lawrence P. Castellani            Chief Executive Officer and           March 31, 2000
--------------------------------
      Lawrence P. Castellani          Director
                                      (Principal Executive Officer)

/s/ Jimmie L. Wade                    President and Chief Financial         March 31, 2000
--------------------------------
         Jimmie L. Wade               Officer, Secretary


/s/ Nicholas F. Taubman               Chairman of the Board and Director    March 31, 2000
--------------------------------
      Nicholas F. Taubman

/s/ Mark J. Doran                     Director                              March 31, 2000
--------------------------------
         Mark J. Doran

/s/ John M. Roth                      Director                              March 31, 2000
--------------------------------
         John M. Roth

/s/ Timothy C. Collins                Director                              March 31, 2000
--------------------------------
      Timothy C. Collins

/s/ Peter M. Starrett                 Director                              March 31, 2000
--------------------------------
      Peter M. Starrett

/s/ Julian C. Day                     Director                              March 31, 2000
--------------------------------
      Julian C. Day

/s/ William L. Salter                 Director                 March 31, 2000
--------------------------------
William L. Salter


/s/ Joseph E. Laughlin                Director                 March 31, 2000
--------------------------------
Joseph E. Laughlin

       Supplemental Information to be Furnished with Reports Filed Pursuant to
   Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

     Other than this Report on Form 10-K, no other annual report and no proxy materials have been or will be furnished to Holding's security holders.