Form 10-Q
period 2000-04-22
ADVANCE HOLDING CORP
filed 2000-06-02
CIK 1061889

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                                   Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended April 22, 2000
                                 OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________.

                      Commission file number - 333-56031

                            ---------------------

                          ADVANCE HOLDING CORPORATION
             (Exact name of registrant as specified in its charter)


                            ---------------------


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

Yes [X] No [_]

     As of June 2, 2000, the registrant had outstanding 28,324,050 shares of Class A Common Stock, par value $0.01 per share (the only class of common stock of the registrant outstanding). The registrant's Class A Common Stock is not traded in a public market.


================================================================================

                 ADVANCE HOLDING CORPORATION AND SUBSIDIARIES

                   Sixteen Week Period Ended April 22, 2000

                               TABLE OF CONTENTS



                                                                                         Page
                                                                                         ----

PART I.   FINANCIAL INFORMATION
          Item 1.  Condensed Consolidated Financial Statements of Advance Holding Corporation
                   and Subsidiaries

                   Condensed Consolidated Balance Sheets as of April 22, 2000 and
                   January 1, 2000.......................................................   1

                   Condensed Consolidated Statements of Operations for the Sixteen
                   Week Periods Ended April 22, 2000 and April 24, 1999..................   2

                   Condensed Consolidated Statements of Cash Flows for the Sixteen
                   Week Periods Ended April 22, 2000 and April 24, 1999..................   3

                   Notes to the Condensed Consolidated Financial Statements..............   4

          Item 2.  Management's Discussion and Analysis of Financial Condition and
                   Results of Operations.................................................   9

          Item 3.  Quantitative and Qualitative Disclosures About Market Risks...........  16

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings.....................................................  17

          Item 2.  Changes in Securities and Use of Proceeds.............................  17

          Item 6.  Exhibits and Reports on Form 8-K......................................  17
SIGNATURE................................................................................ S-1

                 Advance Holding Corporation and Subsidiaries
                     Condensed Consolidated Balance Sheets
                      April 22, 2000 and January 1, 2000
                 (dollars in thousands, except per share data)


                                                                                    April 22,           January 1,
                                          Assets                                      2000                 2000
                                          ------                                    ---------           -----------
                                                                                   (unaudited)
Current assets:
     Cash and cash equivalents                                                      $ 15,803             $ 22,577
     Receivables, net                                                                106,908              100,323
     Inventories                                                                     764,816              749,447
     Other current assets                                                             16,550               12,025
                                                                                 -----------          -----------
            Total current assets                                                     904,077              884,372
Property and equipment, net of accumulated depreciation of $163,949
     and $146,647                                                                    395,957              402,476
Assets held for sale                                                                  29,357               29,694
Other assets, net                                                                     28,934               32,087
                                                                                 -----------          -----------
                                                                                 $ 1,358,325          $ 1,348,629
                                                                                 ===========          ===========
                          Liabilities and Stockholders' Equity
                          ------------------------------------
Current liabilities:
     Bank overdrafts                                                                $ 17,465             $ 11,715
     Current portion of long-term debt                                                 2,000                3,665
     Accounts payable                                                                363,062              341,188
     Accrued expenses                                                                119,598              146,024
     Other current liabilities                                                        31,464               26,172
                                                                                 -----------          -----------
            Total current liabilities                                                533,589              528,764
                                                                                 -----------          -----------
Long-term debt                                                                       633,749              634,664
                                                                                 -----------          -----------
Other long-term liabilities                                                           55,447               51,247
                                                                                 -----------          -----------
Commitments and contingencies
Stockholders' equity:
     Preferred stock, 8% noncumulative, nonvoting, $10 par value, redeemable by the Company at par; liquidation value at par;
        100,000 shares authorized; no shares issued or outstanding                         -                    -
     Common stock, Class A, voting, $.01 par value,
        62,500,000 shares authorized; 28,324,050 and
        28,144,050 issued and outstanding                                                283                  281
     Common stock, Class B, nonvoting, $.01 par value,
        21,875,000 shares authorized; no shares
        issued or outstanding                                                              -                    -
     Additional paid-in capital                                                      372,425              369,399
     Other                                                                              (417)                  69
     Accumulated deficit                                                            (236,751)            (235,795)
                                                                                 -----------          -----------
            Total stockholders' equity                                               135,540              133,954
                                                                                 -----------          -----------
                                                                                 $ 1,358,325          $ 1,348,629
                                                                                 ===========          ===========

   The accompanying notes to the condensed consolidated financial statements are an integral part of these balance sheets.

                 Advance Holding Corporation and Subsidiaries
                Condensed Consolidated Statements of Operations
                      For the Sixteen Week Periods Ended
                       April 22, 2000 and April 24, 1999
                            (dollars in thousands)
                                  (unaudited)

                                                       Sixteen Week Periods Ended
                                                      -----------------------------
                                                       April 22,          April 24,
                                                         2000                1999
                                                      -----------        ----------
Net sales                                             $ 677,582          $ 670,453
Cost of sales                                           418,607            444,092
                                                      ---------          ---------
         Gross profit                                   258,975            226,361
Selling, general and administrative expenses            239,791            243,363
                                                      ---------          ---------
         Operating income (loss)                         19,184            (17,002)
Other (expense) income:
     Interest expense                                   (20,766)           (18,559)
     Other, net                                             230                260
                                                      ---------          ---------
         Total other expense, net                       (20,536)           (18,299)
                                                      ---------          ---------
Loss before benefit for income taxes                     (1,352)           (35,301)
Benefit for income taxes                                   (396)           (10,359)
                                                      ---------          ---------
Net loss                                              $    (956)         $ (24,942)
                                                      =========          =========

   The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                 Advance Holding Corporation and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                      For the Sixteen Week Periods Ended
                       April 22, 2000 and April 24, 1999
                            (dollars in thousands)
                                  (unaudited)


                                                                             Sixteen Week Periods Ended
                                                                         -----------------------------------
                                                                         April 22, 2000       April 24, 1999
                                                                         --------------       --------------
Cash flows used in operating activities:
    Net loss                                                                   $ (956)           $ (24,942)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation                                                             19,234               17,223
      Amortization of stock option compensation                                   352                  557
      Amortization of deferred debt issuance costs                                992                1,194
      Amortization of bond discount                                             2,887                2,574
      Amortization of interest on capital lease obligation                         42                    -
      Benefit for deferred income taxes                                          (666)              (6,580)
      Net loss on sales of property and equipment                                 310                   75
      Net increase in:
        Receivables, net                                                       (6,587)             (56,582)
        Inventories                                                           (15,369)             (83,000)
        Other                                                                  (1,698)              (8,013)
      Net increase (decrease) in:
        Accounts payable                                                       21,874               93,841
        Accrued expenses                                                      (28,141)             (27,079)
        Other                                                                   4,248               22,036
                                                                            ---------             --------
         Net cash used in operating activities                                 (3,478)             (68,696)
                                                                            ---------             --------
Cash flows used in investing activities:
    Purchases of property and equipment                                       (12,692)             (29,224)
    Other                                                                       1,294                2,144
                                                                            ---------             --------
         Net cash used in investing activities                                (11,398)             (27,080)
                                                                            ---------             --------
Cash flows provided by financing activities:
    Increase in bank overdrafts                                                 5,750                5,300
    Borrowings under credit facilities                                        155,200              150,500
    Payments on credit facilities                                            (157,200)             (74,500)
    Payment of debt issuance costs                                                  -                 (669)
    Proceeds from issuance of Class A Common Stock                              2,192                    -
    Other                                                                       2,160                2,090
                                                                            ---------             --------
         Net cash provided by financing activities                              8,102               82,721
                                                                            ---------             --------
Net decrease in cash and cash equivalents                                      (6,774)             (13,055)
Cash and cash equivalents at beginning of period                               22,577               36,115
                                                                            ---------             --------
Cash and cash equivalents at end of period                                  $  15,803             $ 23,060
                                                                            =========             ========
Supplemental cash flow information:
    Interest paid                                                           $  20,037             $ 16,764
    Income taxes paid, net of refunds received                                    190                2,520
Noncash transactions:
    Conversion of capital lease obligation                                  $   3,509             $      -
    Loans receivable related to issuance of common stock                          900                    -
    Cancellation of shares under stockholder subscription receivable               34                    -
    Debt issuance costs and acquisition costs accrued                               -                  541

   The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                 Advance Holding Corporation and Subsidiaries

           Notes to the Condensed Consolidated Financial Statements
     For the Sixteen Week Periods Ended April 22, 2000 and April 24, 1999
                 (dollars in thousands, except per share data)


1.   Basis of Presentation:

     The accompanying condensed consolidated financial statements include the accounts of Advance Holding Corporation and its wholly owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

     The condensed consolidated balance sheet as of April 22, 2000, the condensed consolidated statements of operations for the sixteen week periods ended April 22, 2000 and April 24, 1999 and the condensed consolidated statements of cash flows for the sixteen week periods ended April 22, 2000 and April 24, 1999, have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements for the fiscal year ended January 1, 2000.

     The results of operations for the 16-week period are not necessarily indicative of the operating results to be expected for the full fiscal year.

     Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities in their statement of financial position and measure those instruments at fair value. In September 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133," which delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company has not yet determined the impact SFAS No. 133 will have on its financial position or the results of its operations.

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

     Reclassifications

     Certain 1999 amounts have been reclassified to conform with their 2000 presentation.

                 Advance Holding Corporation and Subsidiaries

           Notes to the Condensed Consolidated Financial Statements
     For the Sixteen Week Periods Ended April 22, 2000 and April 24, 1999
                 (dollars in thousands, except per share data)


2.  Receivables:

     Receivables consist of the following:

                                                      April 22,           January 1,
                                                        2000                 2000
                                                    -----------           ----------
                                                    (unaudited)
Trade:
   Wholesale                                        $ 32,809             $ 22,221
   Retail                                             12,685               10,525
Vendor                                                43,778               47,405
Installment                                           13,343               13,616
Related parties                                        4,873                6,647
Employees                                                369                  552
Other                                                  3,276                3,481
                                                   ---------            ---------
Total receivables                                    111,133              104,447
Less: Allowance for doubtful accounts                 (4,225)              (4,124)
                                                   ---------            ---------
Receivables, net                                   $ 106,908            $ 100,323
                                                   =========            =========

3.  Inventories:

     Inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected fiscal year-end inventory levels and costs. The Company capitalizes certain purchasing and warehousing costs into inventory. Purchasing and warehousing costs included in inventory at April 22, 2000 and January 1, 2000, were $50,535 and $49,252, respectively. Inventories consist of the following:


                                                     April 22,           January 1,
                                                        2000                 2000
                                                    -----------          ----------
                                                    (unaudited)
Inventories at FIFO                                  $ 752,446            $ 735,762
Reserve to state inventories at LIFO                    12,370               13,685
                                                     ---------            ---------
Inventories at LIFO                                  $ 764,816            $ 749,447
                                                     =========            =========

4.  Restructuring Liabilities:

     In November 1998, the Company consummated a plan of merger (the "Western Merger") with Sears, Roebuck and Co. ("Sears") to acquire Western Auto Supply Company ("Western"). The Company's restructuring activities relate to the settlement of restructuring activities undertaken as a result of the Western Merger and the ongoing analysis of the profitability of store locations. Expenses associated with restructuring are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. During the first quarter of fiscal 2000, the Company closed two stores included in the fiscal 1999 restructuring activities and made the decision to close or relocate 13 additional stores not meeting profitability objectives, 12 of which were closed during the first quarter of fiscal 2000. The Company expects to close the remaining facilities during fiscal 2000.

     The Company assumed the restructuring accrual related to Western's restructuring activities prior to the Western Merger. As of April 22, 2000, this restructuring accrual relates primarily to ongoing lease obligations on

                 Advance Holding Corporation and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
     For the Sixteen Week Periods Ended April 22, 2000 and April 24, 1999
                 (dollars in thousands, except per share data)


closed facilities and estimated severance payments. The Company actively pursues subleasing these closed stores, including certain service bays in stores obtained through the Western Merger that are currently not involved in the production of revenue.

     A reconciliation of activity with respect to these restructuring accruals is as follows:


                                                                     Other Exit
                                                 Severance              Costs
                                                 ---------           ----------
Balance, January 1, 2000                            $ 18              $ 9,963
New provisions                                         -                1,205
Change in estimates                                    -                  243
Reserves utilized                                    (14)              (1,996)
                                                    ----              -------
Balance, April 22, 2000 (unaudited)                 $  4              $ 9,415
                                                    ====              =======

     The above liabilities related to severance costs will be settled during fiscal 2000. Other exit cost liabilities will be settled over the remaining terms of the underlying lease agreements.

     Additionally, as a result of the Western Merger, the Company established restructuring reserves in connection with the decision to close certain Parts America stores, to relocate certain Western administrative functions, to exit certain facility leases and to terminate certain employees of Western. As of April 22, 2000, all employees have been terminated and all leased stores have been closed.

     A reconciliation of activity with respect to these restructuring accruals is as follows:

                                                                 Other Exit
                                              Severance             Costs
                                              ---------          ----------
Balance, January 1, 2000                       $ 3,510            $ 7,825
Change in estimates                                  -                (77)
Reserves utilized                               (1,616)              (732)
                                               -------            -------
Balance, April 22, 2000 (unaudited)            $ 1,894            $ 7,016
                                               =======            =======

     The above liabilities related to severance costs will be settled during fiscal 2000. Other exit cost liabilities will be settled over the remaining terms of the underlying lease agreements.

                 Advance Holding Corporation and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
     For the Sixteen Week Periods Ended April 22, 2000 and April 24, 1999
                 (dollars in thousands, except per share data)


5.   Contingencies:

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

     The Company is also involved in various other claims, lawsuits and environmental issues arising in the normal course of business. The damages claimed against the Company in some of these proceedings are substantial. Although the final outcome of these legal matters cannot be determined, based on the facts presently known, it is management's opinion the final outcome of such claims and lawsuits will not have a material adverse effect on the Company's financial position or results of operations.

6.   Related Parties:

     The following table presents the related party transactions with Sears included in the condensed consolidated statements of operations for the sixteen week periods ended April 22, 2000 and April 24, 1999 and the condensed consolidated balance sheets as of April 22, 2000 and January 1, 2000:


                                               Sixteen Week Periods Ended
                                          ------------------------------------
                                          April 22, 2000        April 24, 1999
                                          --------------        --------------
                                           (unaudited)           (unaudited)
Net sales to Sears                            $ 2,086                $1,052
Shared services revenue                             -                 1,079
Shared services expense                             -                   744
Credit card fee expense                           128                   885
Sears Logistic Systems fee expense                 38                     -

                                          April 22, 2000       January 1, 2000
                                          --------------       ---------------
                                           (unaudited)
Receivables from Sears                       $ 4,863                $6,625
Payables to Sears                              1,163                 4,304

                 Advance Holding Corporation and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
     For the Sixteen Week Periods Ended April 22, 2000 and April 24, 1999
                 (dollars in thousands, except per share data)


7.   Segment and Related Information:

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires entities to report financial and descriptive information related to segments within the organization.

     The Company has the following operating segments: Holding, Retail and Wholesale. Holding has no operations but holds certain assets and liabilities. Retail consists of the retail operations of the Company, operating under the trade name "Advance Auto Parts" in the United States and "Western Auto" in Puerto Rico and the Virgin Islands. Wholesale consists of the wholesale operations, including distribution services to independent dealers, franchisees and one Company-owned store in California all operating under the "Western Auto" trade name. The California store location approximates 10% of the total Wholesale segment revenues.

     Prior to January 1, 2000, management received and used financial information at the Advance Stores and consolidated Western levels. The Advance Stores segment consisted of the same operations described above and the Western segment consisted of the "Western Auto" retail locations and wholesale operations described above.

     The accounting policies of the consolidated company have been consistently applied to the reportable segments listed below.


Sixteen Weeks Ended                  Advance
April 22, 2000 (unaudited)           Holding         Retail          Wholesale        Totals
----------------------------------------------------------------------------------------------
Net sales                           $       -      $  625,069         $ 52,513     $  677,582
Loss before provision
    for income taxes                   (2,885)          3,475           (1,942)        (1,352)
Segment assets (b)                      4,576       1,277,664           76,085      1,358,325


Sixteen Weeks Ended                   Advance
April 24, 1999 (unaudited)            Holding         Retail        Wholesale (a)     Totals
----------------------------------------------------------------------------------------------
Net sales                             $     -      $  587,506         $ 82,947     $  670,453
Loss before provision
    for income taxes                   (2,577)        (25,882)          (6,842)       (35,301)
Segment assets (b)                      5,129       1,268,059          141,843      1,415,031

(a) During fiscal 1999, certain assets, liabilities and the corresponding activity related to the Parts America store operations and a distribution center were transferred to Retail through a dividend.

(b) Excludes investment in and equity in net earnings or losses of subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Advance Holding Corporation ("Holding") conducts all of its operations through its wholly owned subsidiary, Advance Stores Company, Incorporated and its subsidiaries (the "Company"). As of April 22, 2000, the Company had 1,647 stores in 37 states, Puerto Rico and the Virgin Islands operating under the "Advance Auto Parts" and "Western Auto" trade names (the "Retail" segment). Advance Auto Parts is the second largest retailer of automotive parts and accessories in the United States and, based on store count, the Company believes it is the largest retailer in a majority of its markets. The Western Auto stores (the "Service Stores") included in the Retail segment offer home and garden merchandise in addition to automotive parts, accessories and service. The Company also operates a wholesale distribution network which includes distribution services of automotive parts and accessories and home and garden merchandise to approximately 630 independently owned dealer stores and three franchisees in 48 states and one Company-owned retail store in California all operating under the "Western Auto" trade name (the "Wholesale" segment).

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

     The Company continually monitors store performance, which results in closing certain store locations not meeting profitability objectives. During the first quarter of fiscal 2000, the Company closed two stores included in the fiscal 1999 restructuring activities and made the decision to close or relocate 13 additional stores not meeting profitability objectives, 12 of which were closed during the first quarter of fiscal 2000.

     During the first quarter of fiscal 2000, the Company announced and finalized a plan to partner with CSK Auto, Inc. ("CSK") and Sequoia Capital to form PartsAmerica.com, Inc. ("PartsAmerica.com"). PartsAmerica.com is an e-commerce destination in the automotive aftermarket that operates independently from its partners and will utilize the Company's and CSK's existing logistic systems to support its web-based operations. The Company contributed the use of the "Parts America" domain name to PartsAmerica.com under a royalty free license agreement and the use of certain other assets. The Company is also party to a service agreement with PartsAmerica.com that defines the wholesale sale of merchandise to PartsAmerica.com and certain other services to be provided by the Company. The Company expects to begin selling products to PartsAmerica.com by the third quarter of fiscal 2000.

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


                                                               Sixteen Week Periods Ended
                                                                 (dollars in thousands)
                                                                       (unaudited)
                                                               ------------------------------
                                                                April 22,           April 24,
                                                                  2000                1999
                                                               ------------       -----------
Net sales                                                       $ 677,582           $ 670,453
Cost of sales                                                     418,607             444,092
                                                                ---------           ---------
Gross profit                                                      258,975             226,361
Selling, general and administrative expenses                      239,439             225,888
                                                                ---------           ---------
Operating income, as adjusted                                      19,536                 473
Expenses associated with merger integration                             -              16,918
Expenses associated with non-cash compensation                        352                 557
                                                                ---------           ---------
Operating income (loss), as reported                               19,184             (17,002)
                                                                ---------           ---------
Interest expense                                                  (20,766)            (18,559)
Other income (expense), net                                           230                 260
Benefit for income taxes                                             (396)            (10,359)
                                                                ---------           ---------
Net income (loss)                                               $    (956)          $ (24,942)
                                                                =========           =========

                                                                  Sixteen Week Periods Ended
                                                                        (unaudited)
                                                                 -----------------------------
                                                                   April 22,         April 24,
                                                                     2000             1999
                                                                 -----------        ----------
Net sales                                                           100.0%              100.0%
Cost of sales                                                        61.8                66.2
                                                                    -----               -----
Gross profit                                                         38.2                33.8
Selling, general and administrative expenses                         35.3                33.7
                                                                    -----               -----
Operating income, as adjusted                                         2.9                 0.1
Expenses associated with merger integration                             -                 2.5
Expenses associated with non-cash compensation                        0.1                 0.1
                                                                    -----               -----
Operating income (loss), as reported                                  2.8                (2.5)
                                                                    -----               -----
Interest expense                                                     (3.1)               (2.8)
Other income (expense), net                                           0.0                 0.0
Benefit for income taxes                                             (0.1)               (1.5)
                                                                    -----               -----
Net income (loss)                                                    (0.2)%              (3.7)%
                                                                    =====               =====

     Net sales consist primarily of comparable store net sales, new store net sales, Service Store net sales and net sales to the wholesale dealer network. Comparable store net sales is calculated based on the change in net sales starting once a store has been opened for thirteen complete accounting periods (each period represents four weeks). Relocations are included in comparable store net sales from the original date of opening. Additionally, each converted Parts America store is included in the comparable store net sales calculation after thirteen complete accounting periods following its conversion to an Advance Auto Parts store. Holding has historically not included the Service Stores in the comparable store net sales calculation.

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

Sixteen Weeks Ended April 22, 2000 Compared to Sixteen Weeks Ended April 24,
1999

     Net sales for the sixteen weeks ended April 22, 2000 were $677.6 million, an increase of $7.1 million or 1.1% over net sales for the sixteen weeks ended April 24, 1999. Net sales for the Retail segment increased $37.5 million or 6.4%. The net sales increase for the Retail segment was due to an increase in the comparable store sales of 4.4%, contributions from new stores opened within the last year and increased net sales from converted Parts America stores not included in the comparable store sales calculation. The comparable sales increase of 4.4% was primarily a result of growth in both the DIY and DIFM customer base, as well as the continued maturation of new stores and the converted Parts America stores included in the comparable store sales calculation. Comparable store sales increased 13.9% for the sixteen weeks ended April 24, 1999 as compared to the comparable quarter of fiscal 1998. Net sales for the Wholesale segment decreased $30.4 million or 36.7%, reflecting the continued decline of this segment.

     During the sixteen weeks ended April 22, 2000, the Company opened 45 new stores, relocated two stores, and closed 14 stores. The Company also added 119 stores to its commercial delivery program, bringing the total to 1,213 stores.

     Gross profit for the sixteen weeks ended April 22, 2000 was $259.0 million or 38.2% of net sales, as compared to $226.4 million or 33.8% of net sales in the sixteen weeks ended April 24, 1999. The increase in the gross profit percentage is reflective of the realization of certain purchasing synergies, fewer product liquidations, lower inventory shrinkage and freight costs and a decline in the net sales of the lower margin Wholesale segment. The higher shrinkage and freight costs in fiscal year 1999 were related to the merchandise conversions and product liquidations resulting from the Western Merger. The gross profit for the Retail segment was $252.5 million or 40.4% of net sales for the sixteen week period ended April 22, 2000, as compared to $218.3 million or 37.2% of net sales for the sixteen week period ended April 24, 1999.

     Selling, general and administrative expenses, before integration expenses and non-cash compensation, increased to $239.4 million or 35.3% of net sales for the sixteen week period ended April 22, 2000, from $225.9 million or 33.7% of net sales for the sixteen week period ended April 24, 1999. The increase in selling, general and administrative expenses as a percent of sales is primarily attributable to the net sales decline in the Wholesale segment, which as a percent of sales contributes lower operating costs. Additionally, the Company's decision to close stores not meeting profitability objectives and the incurrence of slightly higher professional fees contributed to the increase in selling, general and administrative expenses as a percentage of sales.

     Operating income, as adjusted for expenses associated with integration expenses and non-cash compensation, in the sixteen weeks ended April 22, 2000 was $19.5 million or 2.9% of net sales, as compared to $0.5 million or 0.1% of net sales in the sixteen weeks ended April 24, 1999. The Retail segment contributed $19.6 million to operating income, which was partially offset by an operating loss in the Wholesale segment of $0.1 million.

     EBITDA (operating income plus depreciation and amortization), as adjusted for merger integration expenses and non-cash compensation, was $38.8 million in the sixteen week period ended April 22, 2000 or 5.7% of net sales, as compared to $17.7 million or 2.6% of net sales in the sixteen week period ended April 24, 1999. EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as a substitute for net income as an indicator of operating performance or as an alternative to cash flow (as measured by GAAP) as a measure of liquidity. Holding's method for calculating EBITDA may differ from similarly titled measures reported by other companies. Management believes certain one-time expenses; expenses associated with merger integration and non-cash compensation should be eliminated from the EBITDA calculation to evaluate the operating performance of the Company.

     Interest expense for the sixteen week period ended April 22, 200 was $20.8 million or 3.1% of net sales, as compared to $18.6 million or 2.8% of net sales for the sixteen week period ended April 24, 1999. The increase in interest expense is a result of increased borrowings over the similar period of the fiscal year 1999 and an increase in interest rates.

     Income tax benefit for the sixteen weeks ended April 22, 2000 was $.4 million compared to a benefit of $10.4 million in the sixteen weeks ended April 24, 1999. This decrease was primarily due to the decrease in the loss before taxes. Effective income tax rates for both periods were approximately 29%.

     As a result of the above factors, Holding recorded a net loss of $1.0 million for the sixteen week period ended April 22, 2000, as compared to a net loss of $24.9 million for the sixteen week period ended April 24, 1999. As a percentage of sales, the net loss for the sixteen week period ended April 22, 2000 was 0.2% as compared to a net loss of 3.7% for the sixteen week period ended April 24, 1999.

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

     Holding's primary capital requirements have been the funding of its continued store expansion program, store relocations and remodels, inventory requirements, the construction and upgrading of distribution centers and the development and implementation of proprietary information systems. Holding has financed its growth through a combination of internally generated funds, borrowings under the Credit Facility and issuances of equity.

     During fiscal 2000, the Company expects to open 150 new stores, of which 45 have been opened as of April 22, 2000. The average new store opening requires capital expenditures of approximately $120,000 per store and an inventory investment of approximately $350,000 per store, a portion of which is held at a distribution facility. A substantial portion of these inventories is financed through vendor payables. Pre-opening expenses, consisting primarily of store set-up costs and training of new store employees, average approximately $25,000 per store and are expensed when incurred.

     Historically, the Company has negotiated extended payment terms from suppliers to help finance inventory growth, and the Company believes that it will be able to continue financing much of its inventory growth through such extended payment terms. The Company anticipates that inventory levels will continue to increase primarily as a result of new store openings and increased SKU levels.

     As a result of the Western Merger, the Company decided to close certain Advance Auto Parts stores due to store performance or because such stores were in overlapping markets with Parts America stores. As part of normal operations, the Company will continue to review store performance and close additional stores not meeting profitability objectives. The Western Merger also resulted in restructuring reserves recorded in purchase accounting for the closure of certain Parts America stores, severance and relocation costs and other facility exit costs. As of April 22, 2000, these reserves had a remaining balance of $14.3 million. The Company also assumed certain restructuring and deferred compensation liabilities previously recorded by Western Auto Supply Company. At April 22, 2000, the remaining assumed liability for the restructuring and deferred compensation plans was $4.0 million and $6.2 million, respectively, of which $1.6 million and $1.8 million, respectively, is recorded as a current liability. The classification for deferred compensation is determined by employee election, and can be changed upon 12 months' notice.

     For the sixteen weeks ended April 22, 2000, net cash used in operating activities was $3.5 million. Of this amount, $1.0 million was due to a net loss, which was offset by depreciation of $19.2 million and amortization of deferred debt issuance costs and bond discount of $3.9 million, and $25.6 million was used as a result of a net increase in working capital, primarily inventory, receivables and accrued expenses. Net cash used for investing activities was $11.4 million and was comprised primarily of net capital expenditures. Net cash provided by financing activities was $8.1 million and was comprised primarily of the increase in bank overdrafts and proceeds from the issuance of common stock, offset partially by a decrease in net borrowings.

     Holding believes it will have sufficient liquidity to fund its debt service obligations and implement its growth strategy over the next twelve months. As of April 22, 2000, Holding and the Company had outstanding indebtedness consisting of $77.2 million of Senior Discount Debentures (the "Debentures"), $200.0 million of Senior Subordinated Notes (the "Senior Subordinated Notes"), borrowings of $348.5 million under the bank credit facility (the "Credit Facility") and $10.0 million of indebtedness under the McDuffie County Development Authority Taxable Industrial Bonds ("IRB").

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

     The Senior Subordinated Notes bear interest at a rate of 10.25%, payable semiannually, and require no principal payments until maturity in April 2008. The indenture governing the Senior Subordinated Notes contains certain covenants that limit, among other things, the ability of the Company and its restricted subsidiaries to incur additional indebtedness and issue preferred stock, pay dividends or certain other distributions, issue stock of subsidiaries, make certain investments, repurchase stock and certain indebtedness, create or incur liens, engage in transactions with affiliates, enter into new businesses, sell stock of restricted subsidiaries and restrict the Company from engaging in certain mergers or consolidations and sell assets. The $10.0 million principal amount IRB bears interest at a variable rate and will require no principal payments until maturity in November 2002.

     The Company has access to a total of $463.5 million through the Credit Facility in addition to its operating cash flow. The Credit Facility provides for (i) a $124.0 million Tranche B term loan, which was made at the closing of the Recapitalization; (ii) a revolver with maximum borrowings including letters of credit of approximately $125.0 million, of which $40.0 million was borrowed and $12.1 million was outstanding for letters of credit, at April 22, 2000,
(iii) a $124.5 million delayed draw term loan of which $94.5 million was borrowed at April 22, 2000 and (iv) a $90.0 million deferred term loan facility which was drawn at the closing of the Western Merger. The term loan facilities, other than the Tranche B term loan, will mature on the sixth anniversary of initial borrowing, and the Tranche B term loan will mature on the eighth anniversary of initial borrowing. Annual principal payments on the term loan facilities prior to the sixth anniversary of initial borrowing will be nominal; thereafter, required principal payments will be approximately $236.5 million in 2004, $60.0 million in 2005 and $30.0 million in 2006, assuming the term loan facilities have been fully borrowed. The revolving loan facility will mature on the sixth anniversary of initial borrowing. The interest rates under the delayed draw facilities and the revolver are determined by reference to a pricing grid that will provide for reductions in the applicable interest rate margins based on the Company's trailing total debt to EBITDA ratio (as defined in the Credit Facility). Based upon the Company's operating ratios at April 22, 2000, the margins were 2.25% and 1.25% for Eurodollar and base rate borrowings, respectively, and can step down to 1.75% and 0.75%, respectively, if the Company's total debt to EBITDA ratio is less than or equal to 4.00 to 1.00. Additionally, at April 22, 2000, the margin under the Tranche B term loan and the deferred term loan facility was 2.50% on a Eurodollar rate and 1.50% on the base rate borrowings.

     Borrowings under the Credit Facility are required to be prepaid, subject to certain exceptions, with (a) 50% of defined excess cash flow, (b) 100% of the net cash proceeds of all asset sales or other dispositions of property by the Company and its subsidiaries (including certain insurance and condemnation proceeds), subject to certain exceptions (including exceptions for (i) reinvestment of certain asset sale proceeds within 360 days of such sale and
(ii) certain sale-leaseback transactions), (c) 100% of the net proceeds of issuances of debt obligations of the Company and its subsidiaries and (d) 100% of the net proceeds of issuance of equity of the Company and its subsidiaries. Because increases in net working capital, capital expenditures and debt repayments are deducted in calculating excess cash flow, the Company does not anticipate that the prepayment obligation under the Credit Facility in respect thereof will have a material effect on its operating strategy. With respect to growth through acquisitions, the operation of this covenant may result in the application of cash resources for prepayments which would require the Company to secure additional equity or debt financing to fund an acquisition, but while no assurance can be given, the Company does not anticipate that this would have a material effect on its ability to finance acquisitions in the future. The Company did not make any mandatory prepayments in fiscal 1999, and does not anticipate any mandatory prepayments under this provision in fiscal 2000.

     The loans under the Credit Facility are secured by a first priority security interest in all tangible and intangible assets of the Company. Amounts available to the Company under the revolver and delayed draw term loans are subject to a borrowing base formula, which is based on certain percentages of the Company's inventories. As of April 22, 2000, $70.3 million was available under these facilities. The Company intends to use borrowings under the revolver and delayed draw term loans, as well as internally generated funds, for store expansion and funding of working capital.

     The Credit Facility contains covenants restricting the ability of the Company and its subsidiaries to, among others things, (i) pay dividends on any class of capital stock or make any payment to purchase, redeem, retire, acquire, cancel or terminate capital stock, (ii) prepay, redeem, retire, acquire, cancel or terminate debt, (iii) incur liens or engage in sale-leaseback transactions,
(iv) make loans, investments, advances or guarantees, (v) incur additional debt (including hedging arrangements), (vi) make capital expenditures, (vii) engage in mergers, acquisitions and asset sales, (viii) engage in transactions with affiliates, (ix) enter into any agreement which restricts the ability to create liens on property or assets or the ability of subsidiaries to pay dividends or make payments on advances or loans to the Company or other subsidiaries, (x) change the nature of the business conducted by the Company and its subsidiaries,
(xi) change the passive holding company status of Holding and (xii) amend existing debt agreements or the Company's or Holding's certificate of incorporation, by-laws or other organizational documents. The Company is also required to comply with financial covenants in the Credit Facility with respect to (a) limits on annual aggregate capital expenditures, (b) a maximum leverage ratio, (c) a minimum interest coverage ratio and (d) a minimum retained cash earnings test. The Company is generally prohibited from paying dividends (including to Holding) except that as long as no defined event of default under the Credit Facility then exists, the Company will be permitted to pay dividends to Holding in an amount sufficient to cover the cash interest due on the Senior Discount Debentures (the "Debentures") commencing October 15, 2003. The Company believes it is in compliance with the above covenants under the Credit Facility as of April 22, 2000.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

     Holding currently utilizes no material derivative financial instruments that expose it to significant market risk. Holding is exposed to cash flow and fair value risk due to changes in interest rates with respect to its long-term debt. While Holding cannot predict the impact interest rate movements will have on its debt, exposure to rate changes is managed through the use of fixed and variable rate debt. Holding's exposure to interest rate risk increased during the first quarter of fiscal 2000 due to increases in these rates.

     Holding's fixed rate debt consists primarily of outstanding balances on the Debentures and Senior Subordinated Notes. Holding's variable rate debt relates to borrowings under the Credit Facility and the IRB. Holding's variable rate debt is primarily vulnerable to movements in the LIBOR, Prime, Federal Funds and Base CD rates.

     The table below presents principal cash flows and related weighted average interest rates on Holding's long-term debt at April 22, 2000 by expected maturity dates. Expected maturity dates approximate contract terms. Fair values included herein have been determined based on quoted market prices. Weighted average variable rates are based on implied forward rates in the yield curve at April 22, 2000. Implied forward rates should not be considered a predictor of actual future interest rates.

                                                                                                                   Fair
                              Fiscal     Fiscal     Fiscal     Fiscal     Fiscal                                   Market
                               2000       2001       2002       2003       2004       Thereafter       Total       Value
                              ------     -------   -------    -------    -------      ----------      ---------   ---------
                                                       (dollars in thousands)
Long-term debt:
    Fixed rate............... $    -      $    -    $     -      $    -     $      -   $312,000       $312,000    $216,080
    Weighted average
        interest rate........      -           -          -           -            -       11.2%          11.2%
    Variable rate............ $1,000      $3,000    $14,000      $4,000     $246,500   $ 90,000       $358,500    $360,500
    Weighted average
        interest rate........    9.0%        9.7%       9.7%        9.7%         9.7%      10.0%           9.5%

                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     In March 2000, the Company was notified it has been named in a lawsuit filed on behalf of independent retailers and jobbers against the Company and others for various claims under the Robinson-Patman Act. The Company believes these claims are without merit and intends to defend them vigorously; however, the ultimate outcome of this matter can not be ascertained at this time.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     On February 1, 2000, Holding issued and sold 75,000 shares of its Class A common stock, $0.01 par value per share (the "Shares"), at a price per share of $16.82 or an aggregate purchase price of $1.3 million to an executive officer of the Company (the "Purchaser"). Holding offered and sold the Shares pursuant to the Advance Holding Corporation 1998 Senior Executive Stock Subscription Plan, as amended (the "Plan"), which Holding filed as an exhibit to its Registration Statement on Form S-4, effective October 30, 1998 (Registration No. 333-56013). As consideration for the Shares, Holding received $361,500 in cash, and $900,000 in the form of secured promissory notes, the payment of which are secured by individual stock pledge agreements with the Purchaser.

     Additionally, Holding issued and sold 110,000 shares of its Class A common stock, $0.01 par value per share (the "Shares"), at a price per share of $16.82 or an aggregate purchase price of approximately $1.9 million to an executive officer of the Company (the "Purchaser") on February 1, 2000. Holding offered and sold the Shares pursuant to a Restricted Stock Agreement, which Holding filed as an exhibit to its Annual Report on Form 10-K, dated February 1, 2000. As consideration for the Shares, Holding received approximately $1.9 million in cash.

     The issuances of the Shares were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Rule 701 promulgated thereunder, which exempts certain offers and sales of securities pursuant to certain compensatory benefit plans. The Plan is a compensatory benefit plan within the meaning of Rule 701 and the aggregate amount of securities sold by Holding in reliance on Rule 701 during the applicable period has not exceeded 15% of the outstanding amount of Class A common stock.

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


                                    ADVANCE HOLDING CORPORATION,
                                    a Virginia corporation


     June 2, 2000                By: /s/ Jimmie L. Wade
                                    --------------------------------------
                                    Jimmie L. Wade
                                    President and Chief Financial Officer,
                                    Secretary