Form 10-Q
period 2000-07-15
ADVANCE HOLDING CORP
filed 2000-08-25
CIK 1061889

_______________________________________________________________________________

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                                   Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended July 15, 2000
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ________ to ________.

                      Commission file number - 333-56031

                            ______________________

                          ADVANCE HOLDING CORPORATION
             (Exact name of registrant as specified in its charter)

                            ______________________


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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [_]

     As of August 25, 2000, the registrant had outstanding 28,337,550 shares of Class A Common Stock, par value $0.01 per share (the only class of common stock of the registrant outstanding). The registrant's Class A Common Stock is not traded in a public market.
_______________________________________________________________________________

                 ADVANCE HOLDING CORPORATION AND SUBSIDIARIES

           Twelve and Twenty-Eight Week Periods Ended July 15, 2000


                                 TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I.     FINANCIAL INFORMATION

            Item 1. Condensed Consolidated Financial Statements of Advance
                    Holding Corporation and Subsidiaries:

                    Condensed Consolidated Balance Sheets as of July 15, 2000
                    and January 1, 2000........................................1

                    Condensed Consolidated Statements of Operations for the Twelve and Twenty-Eight Week Periods Ended July 15, 2000
                    and July 17, 1999..........................................2

                    Condensed Consolidated Statements of Cash Flows for the Twenty-Eight Week Periods Ended July 15, 2000 and
                    July 17, 1999..............................................3

                    Notes to the Condensed Consolidated Financial Statements...4

            Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations........................9

            Item 3. Quantitative and Qualitative Disclosures About Market
                    Risks.....................................................17

PART II.    OTHER INFORMATION

            Item 1. Legal Proceedings.........................................18

            Item 2. Changes in Securities and Use of Proceeds.................18

            Item 6. Exhibits and Reports on Form 8-K..........................18

SIGNATURE....................................................................S-1

                 Advance Holding Corporation and Subsidiaries
                     Condensed Consolidated Balance Sheets
                       July 15, 2000 and January 1, 2000
                 (dollars in thousands, except per share data)


                                             July 15,         January 1,
       Assets                                  2000              2000
       ------                               -----------       ----------
                                            (unaudited)
Current assets:
     Cash and cash equivalents              $    16,598       $    22,577
     Receivables, net                            98,615           100,323
     Inventories                                766,998           749,447
     Other current assets                        19,270            12,025
                                            -----------       -----------
            Total current assets                901,481           884,372

Property and equipment, net of accumulated
   depreciation of $179,520 and $146,647        396,331           402,476
Assets held for sale                             28,562            29,694
Other assets, net                                23,938            32,087
                                            -----------       -----------
                                            $ 1,350,312       $ 1,348,629
                                            ===========       ===========

       Liabilities and Stockholders' Equity
       ------------------------------------
Current liabilities:
     Bank overdrafts                        $     8,830       $    11,715
     Current portion of long-term debt            4,313             3,665
     Accounts payable                           374,473           341,188
     Accrued expenses                           130,981           146,024
     Other current liabilities                   37,973            26,172
                                            -----------       -----------
            Total current liabilities           556,570           528,764
                                            -----------       -----------
Long-term debt                                  596,035           634,664
                                            -----------       -----------
Other long-term liabilities                      51,080            51,247
                                            -----------       -----------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, 8% noncumulative,
      nonvoting, $10 par value,
      redeemable by the Company at par;
      liquidation value at par;
      100,000 shares authorized;
      no shares issued or outstanding                 -                 -
     Common stock, Class A, voting, $.01
      par value, 62,500,000 shares
      authorized; 28,337,550 and
      28,144,050 issued and outstanding             283               281
     Common stock, Class B, nonvoting,
      $.01 par value, 21,875,000 shares
      authorized; no shares issued or
      outstanding                                     -                 -
     Additional paid-in capital                 372,652           369,399
     Other                                           62                69
     Accumulated deficit                       (226,370)         (235,795)
                                            -----------       -----------
            Total stockholders' equity          146,627           133,954
                                            -----------       -----------
                                            $ 1,350,312       $ 1,348,629
                                            -----------       -----------

   The accompanying notes to the condensed consolidated financial statements are an integral part of these balance sheets.

                 Advance Holding Corporation and Subsidiaries
                Condensed Consolidated Statements of Operations
              For the Twelve and Twenty-Eight Week Periods Ended
                        July 15, 2000 and July 17, 1999
                            (dollars in thousands)
                                  (unaudited)

                                                         Twenty-Eight Week
                    Twelve Week Periods Ended              Periods Ended
                   ---------------------------      ---------------------------
                    July 15,         July 17,        July 15,         July 17,
                      2000             1999            2000             1999
                   ----------       ----------      ----------       ----------
Net sales          $  557,650       $  542,320      $1,235,232       $1,212,773
Cost of sales         341,117          345,794         759,724          789,886
                   ----------       ----------      ----------       ----------
    Gross profit      216,533          196,526         475,508          422,887
Selling,
general and
administrative
expenses              184,284          182,430         424,075          425,793
                   ----------       ----------      ----------       ----------
    Operating
     income (loss)     32,249           14,096          51,433           (2,906)
Other (expense)
 income:
   Interest
    expense           (15,835)         (14,658)        (36,601)         (32,217)
   Other, net             302              130             532              390
                   ----------       ----------      ----------       ----------
     Total other
      expense, net    (15,533)         (14,528)        (36,069)         (32,827)
                   ----------       ----------      ----------       ----------
Income (loss)
 before provision
 (benefit)
 for income taxes      16,716             (432)         15,364          (35,733)
Provision (benefit)
 for income taxes       6,335           (2,499)          5,939          (12,858)
                   ----------       ----------      ----------       ----------
Net income (loss)  $   10,381       $    2,067      $    9,425       $  (22,875)
                   ==========       ==========      ==========       ==========

   The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                 Advance Holding Corporation And Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                    For the Twenty-Eight Week Periods Ended
                        July 15, 2000 and July 17, 1999
                            (dollars in thousands)
                                  (unaudited)

                                                                                July 15,          July 17,
                                                                                 2000               1999
                                                                              ----------         ----------
Cash flows from operating activities:
  Net income (loss)                                                           $    9,425         $  (22,875)
  Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
    Depreciation                                                                  34,402             29,391
    Amortization of stock option compensation                                        600              1,009
    Amortization of deferred debt issuance costs                                   1,750              1,954
    Amortization of bond discount                                                  5,173              4,568
    Amortization of interest on capital lease obligation                              42                  -
    Provision (benefit) for deferred income taxes                                  5,452             (6,142)
    Net loss (gain) on sales of property and equipment                               215                 (4)
    Net decrease (increase) in:
      Receivables, net                                                             1,706            (30,784)
      Inventories                                                                (17,551)           (45,780)
      Other assets                                                                (6,298)           (15,886)
    Net increase (decrease) in:
      Accounts payable                                                            33,285             32,797
      Accrued expenses                                                           (17,308)           (33,977)
      Other liabilities                                                            2,411             27,551
                                                                              ----------         ----------
       Net cash provided by (used in) operating activities                        53,304            (58,178)
                                                                              ----------         ----------
Cash flows from investing activities:
   Purchases of property and equipment                                           (28,031)           (53,538)
   Other                                                                           2,531              2,012
                                                                              ----------         ----------
       Net cash used in investing activities                                     (25,500)           (51,526)
                                                                              ----------         ----------
Cash flows from financing activities:
   Decrease in bank overdrafts                                                    (2,885)            (4,955)
   Borrowings under note payable                                                   2,313                  -
   Borrowings under credit facilities                                            191,200            252,500
   Payments on credit facilities                                                (233,200)          (150,500)
   Payment of debt issuance costs                                                      -               (919)
   Proceeds from issuance of Class A Common Stock                                  2,650                385
   Other                                                                           6,139              3,708
                                                                              ----------         ----------
       Net cash (used in) provided by financing activities                       (33,783)           100,219
                                                                              ----------         ----------
Net decrease in cash and cash equivalents                                         (5,979)            (9,485)
Cash and cash equivalents at beginning of period                                  22,577             36,115
                                                                              ----------         ----------
Cash and cash equivalents at end of period                                    $   16,598         $   26,630
                                                                              ==========         ==========
Supplemental cash flow information:
   Interest paid                                                              $   28,040         $   22,922
   Interest taxes paid, net of refunds received                                      321              2,603
Noncash transactions:
   Conversion of capital lease obligation                                     $    3,509         $        -
   Loans receivable related to issuance of common stock                              669                302
   Cancellation of shares under stockholder subscription receivable                   34                  -
   Obligations under capital lease                                                     -              3,345
   Debt issuance and acquisition costs accrued                                         -                290

   The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                  Advance Holding Corporation and Subsidaries
           Notes to the Condensed Consolidated Financial Statements
              For the Twelve and Twenty-Eight Week Periods Ended
                        July 15, 2000 and July 17, 1999
                 (dollars in thousands, except per share data)

1.   Basis of Presentation:

     The accompanying condensed consolidated financial statements include the accounts of Advance Holding Corporation and its wholly owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

     The condensed consolidated balance sheet as of July 15, 2000, the condensed consolidated statements of operations for the twelve and twenty-eight week periods ended July 15, 2000 and July 17, 1999 and the condensed consolidated statements of cash flows for the twenty-eight week periods ended July 15, 2000 and July 17, 1999, have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

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

     The results of operations for the twelve week and twenty-eight week periods are not necessarily indicative of the operating results to be expected for the full fiscal year.

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

                  Advance Holding Corporation and Subsidaries
           Notes to the Condensed Consolidated Financial Statements
              For the Twelve and Twenty-Eight Week Periods Ended
                        July 15, 2000 and July 17, 1999
                 (dollars in thousands, except per share data)


2.   Receivables:

     Receivables consist of the following:

                                              July 15,          January 1,
                                                2000               2000
                                           ---------------    ---------------
                                             (unaudited)
Trade:
 Wholesale                                  $      18,797       $     22,221
 Retail                                            16,664             10,525
Vendor                                             44,958             47,405
Installment                                        13,850             13,616
Related parties                                     4,682              6,647
Employees                                             407                552
Other                                               3,179              3,481
                                           ---------------    ----------------
Total receivables                                 102,537            104,447
Less: Allowance for doubtful accounts              (3,922)            (4,124)
                                           ---------------    ----------------
Receivables, net                            $      98,615       $    100,323
                                           ===============    ================

3.   Inventories:

     Inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected fiscal year-end inventory levels and costs. The Company capitalizes certain purchasing and warehousing costs into inventory. Purchasing and warehousing costs included in inventory at July 15, 2000 and January 1, 2000, were $51,526 and $49,252, respectively. Inventories consist of the following:

                                               July 15,           January 1,
                                                 2000                2000
                                           ----------------    ----------------
                                              (unaudited)

Inventories at FIFO                         $      755,615      $      735,762
Adjustment to state inventories at LIFO             11,383              13,685
                                           ----------------    ----------------
Inventories at LIFO                         $      766,998      $      749,447
                                           ================    ================

4.   Restructuring Liabilities:

     In November 1998, the Company consummated a plan of merger (the "Western Merger") with Sears, Roebuck and Co. ("Sears") to acquire Western Auto Supply Company ("Western"). The Company's restructuring activities relate to the settlement of restructuring activities undertaken as a result of the Western Merger and the ongoing analysis of the profitability of store locations. Expenses associated with restructuring are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. During the first and second quarters of fiscal 2000, the Company closed four stores included in the fiscal 1999 restructuring activities and made the decision to close or relocate 13 additional stores not meeting profitability objectives, of which all have been closed as of July 15, 2000.

     The Company assumed the restructuring accrual related to Western's restructuring activities prior to the Western Merger. As of July 15, 2000, this restructuring accrual relates primarily to ongoing lease obligations on

                  Advance Holding Corporation and Subsidaries
           Notes to the Condensed Consolidated Financial Statements
              For the Twelve and Twenty-Eight Week Periods Ended
                        July 15, 2000 and July 17, 1999
                 (dollars in thousands, except per share data)


closed facilities and estimated severance payments. The Company actively pursues subleasing these closed stores, including certain service bays in stores obtained through the Western Merger that currently do not produce revenue.

     A reconciliation of activity with respect to these restructuring accruals is as follows:

                                                                Other Exit
                                                Severance         Costs
                                              -------------   -------------
Balance, January 1, 2000                       $       18      $    9,963
New provisions                                          -           1,205
Change in estimates                                     -             555
Reserves utilized                                     (14)         (2,968)
                                              -------------   -------------
Balance, July 15, 2000 (unaudited)             $        4      $    8,755
                                              =============   =============

     The above liabilities related to severance costs will be settled during fiscal 2000. Other exit cost liabilities will be settled over the remaining terms of the underlying lease agreements.

     Additionally, as a result of the Western Merger, the Company established restructuring reserves in connection with the decision to close certain Parts America stores, to relocate certain Western administrative functions, to exit certain facility leases and to terminate certain employees of Western. As of July 15, 2000, all employees have been terminated and all leased stores have been closed.

     A reconciliation of activity with respect to these restructuring accruals is as follows:

                                                                Other Exit
                                                Severance          Costs
                                              -------------   -------------
Balance, January 1, 2000                       $    3,510      $    7,825
Change in estimates                                     -             (77)
Reserves utilized                                  (2,449)         (1,408)
                                              -------------   -------------
Balance, July 15, 2000 (unaudited)                $ 1,061      $    6,340
                                              =============   =============

     The above liabilities related to severance costs will be settled during fiscal 2000. Other exit cost liabilities will be settled over the remaining terms of the underlying lease agreements.

                 Advance Holding Corporation and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
              For the Twelve and Twenty-Eight Week Periods Ended
                        July 15, 2000 and July 17, 1999
                 (dollars in thousands, except per share data)


5.   Contingencies:

     In March 2000, the Company was notified that it was named in a lawsuit filed on behalf of independent retailers and jobbers against the Company and others for various claims under the Robinson-Patman Act. The litigation is in preliminary stages. The Company believes these claims are without merit and intends to defend them vigorously; however, the ultimate outcome of this matter cannot be ascertained at this time.

     The Company is also involved in various other claims, lawsuits and environmental issues arising in the normal course of business. The damages claimed against the Company in some of these proceedings are substantial. Although the final outcome of these legal matters cannot be determined, based on the facts presently known, it is management's opinion that the final outcome of such claims and lawsuits will not have a material adverse effect on the Company's financial position or future results of operations.

6.   Related Parties:

     The following table presents the related party transactions with Sears included in the condensed consolidated statements of operations for the twenty-eight week periods ended July 15, 2000 and July 17, 1999 and the condensed consolidated balance sheets as of July 15, 2000 and January 1, 2000:

                                           Twenty-Eight Week Periods Ended
                                         -----------------------------------
                                           July 15, 2000     July 17, 1999
                                         ----------------  -----------------
                                            (unaudited)       (unaudited)

Net sales to Sears                        $        3,976    $        2,311
Shared services revenue                                -             1,711
Shared services expense                                -               842
Credit card fee expense                              228             1,459
Sears Logistic Systems fee expense                    68                 -


                                           July 15, 2000    January 1, 2000
                                         ----------------  -----------------
                                            (unaudited)
Receivables from Sears                    $        4,672    $        6,625
Payables to Sears                                  1,163             4,304


7.   Segment and Related Information:

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires entities to report financial and descriptive information related to segments within the organization.

     The Company has the following operating segments: Holding, Retail and Wholesale. Holding has no operations but holds certain assets and liabilities. Retail consists of the retail operations of the Company, operating under the trade name "Advance Auto Parts" in the United States and "Western Auto" in Puerto Rico and the Virgin Islands. Wholesale consists of the wholesale operations, including distribution services to independent dealers, franchisees and one Company-owned store in California all operating under the "Western Auto" trade name. The California store location generates approximately 10% of the total Wholesale segment revenues.

                 Advance Holding Corporation and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
              For the Twelve and Twenty-Eight Week Periods Ended
                        July 15, 2000 and July 17, 1999
                 (dollars in thousands, except per share data)

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

Twelve Week Period Ended                 Advance
July 15, 2000 (unaudited)                Holding           Retail           Wholesale           Totals
---------------------------------------------------------------------------------------------------------
Net sales                              $        -       $  525,249         $   32,401         $  557,650
Income (loss) before provision
 (benefit) for income taxes                (2,264)          18,963                 17             16,716
Segment assets (b)                          1,766        1,284,113             64,433          1,350,312

Twelve Week Period Ended
July 17, 1999 (unaudited)
---------------------------------------------------------------------------------------------------------
Net sales                              $        -       $  492,654         $   49,666         $  542,320
Income (loss) before provision
 (benefit) for income taxes                (2,002)            1,638               (68)              (432)
Segment assets (a) (b)                      1,543         1,259,977           120,701          1,382,221

Twenty-Eight Week Period Ended           Advance
July 15, 2000 (unaudited)                Holding          Retail            Wholesale           Totals
---------------------------------------------------------------------------------------------------------
Net sales                              $        -       $ 1,150,318        $   84,914         $1,235,232
Income (loss) before provision
 (benefit) for income taxes                (5,149)           22,438            (1,925)            15,364
Segment assets (b)                          1,766         1,284,113            64,433          1,350,312

Twenty-Eight Week Period Ended
July 17, 1999 (unaudited)
---------------------------------------------------------------------------------------------------------
Net sales                              $        -       $ 1,080,160        $  132,613         $1,212,773
Loss before (benefit)
 for income taxes                          (4,579)          (24,244)           (6,910)           (35,733)
Segment assets (a) (b)                      1,543         1,259,977           120,701          1,382,221

(a) During fiscal 1999, certain assets, liabilities and the corresponding activity related to the Parts America store operations and a distribution center were transferred to Retail through a dividend.

(b) Excludes investment in and equity in net earnings or losses of subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Advance Holding Corporation ("Holding") conducts all of its operations through its wholly owned subsidiary, Advance Stores Company, Incorporated and its subsidiaries (the "Company"). The Company was formed in 1929. In the 1980s, the Company sharpened its marketing focus to target sales of automotive parts and accessories to "do-it-yourself" ("DIY") customers and accelerated its growth strategy. From the 1980s through the present, the Company has grown significantly through new store openings, strategic acquisitions and a merger with Western Auto Supply Company (the "Western Merger"). Additionally, in 1996, the Company began to aggressively expand its sales to "do-it-for-me" ("DIFM") customers by implementing a commercial delivery program that supplies parts and accessories to third party automotive service and repair providers.

     As of July 15, 2000, the Company had 1,674 stores in 37 states, Puerto Rico and the Virgin Islands operating under the "Advance Auto Parts" and "Western Auto" trade names (the "Retail" segment). Advance Auto Parts is the second largest retailer of automotive parts and accessories in the United States and, based on store count, the Company believes it is the largest retailer in a majority of its markets. The Western Auto stores (the "Service Stores") included in the Retail segment offer home and garden merchandise in addition to automotive parts, accessories and service. The Company also operates a wholesale distribution network which includes distribution services of automotive parts and accessories and home and garden merchandise to approximately 620 independently owned dealer stores and three franchisees in 48 states and one Company-owned retail store in California all operating under the "Western Auto" trade name (the "Wholesale" segment).

     During the first quarter of fiscal 2000, the Company announced and finalized a plan to partner with CSK Auto, Inc. ("CSK") and Sequoia Capital to form PartsAmerica.com, Inc. ("PartsAmerica.com"). PartsAmerica.com is an e-commerce destination in the automotive aftermarket that operates independently from its partners and will utilize the Company's and CSK's existing logistic systems to support its web-based operations. The Company contributed the use of the "Parts America" domain name to PartsAmerica.com under a royalty free license agreement and the use of certain other assets. The Company is also party to a service agreement with PartsAmerica.com that defines the wholesale sale of merchandise to PartsAmerica.com and certain other services to be provided by the Company. The Company expects to begin selling products to PartsAmerica.com during the third quarter of fiscal 2000.

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

     These potential risks and uncertainties include, among others, the following: general economic and business conditions; Holding's and the Company's substantial leverage and debt service obligations; restrictions, imposed by restrictive loan covenants, on Holding's and the Company's ability to pursue its business strategies; changes in business strategy or development plans; competition; weather conditions; extent of the market demand for auto parts; availability of inventory supply; adequacy and perception of customer service, product quality and defect experience; availability of and ability to take advantage of vendor pricing programs and incentives; rate of new store openings; cannibalization of store sites; mix and types of merchandise sold; governmental regulation of products; new store development; performance of information systems; effectiveness of deliveries from distribution centers; ability to hire, train and retain qualified employees; and environmental risks. Forward-looking statements regarding revenues, expenses, cash flows and liquidity are particularly subject to a variety of assumptions, some or all of which may not be realized. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Results of Operations

     The following tables set forth the statement of operations data for Holding expressed in dollars and as a percentage of net sales for the periods indicated.

                                                   Twelve Week Periods Ended       Twenty-Eight Week Periods Ended
                                                     (dollars in thousands)             (dollars in thousands)
                                                          (unaudited)                        (unaudited)
                                                  ----------------------------     -------------------------------
                                                    July 15,        July 17,         July 15,           July 17,
                                                      2000            1999             2000               1999
                                                  ------------    ------------     ------------       ------------
Net sales                                         $    557,650    $    542,320     $  1,235,232       $  1,212,773
Cost of sales                                          341,117         345,794          759,724            789,886
                                                  ------------    ------------     ------------       ------------
Gross profit                                           216,533         196,526          475,508            422,887
Selling, general and administrative expenses           184,036         173,743          423,475            399,631
                                                  ------------    ------------     ------------       ------------
Operating income, as adjusted                           32,497          22,783           52,033             23,256
Expenses associated with merger integration                  -           8,235                -             25,153
Expenses associated with non-cash compensation             248             452              600              1,009
                                                  ------------    ------------     ------------       ------------
Operating income (loss), as reported                    32,249          14,096           51,433             (2,906)
Interest expense                                       (15,835)        (14,658)         (36,601)           (33,217)
Other income, net                                          302             130              532                390
Provision (benefit) for income taxes                     6,335          (2,499)           5,939            (12,858)
                                                  ------------    ------------     ------------       ------------
Net income (loss)                                 $     10,381    $      2,067     $      9,425       $    (22,875)
                                                  ============    ============     ============       ============

                                                   Twelve Week Periods Ended       Twenty-Eight Week Periods Ended
                                                          (unaudited)                        (unaudited)
                                                  ----------------------------     -------------------------------
                                                    July 15,        July 17,         July 15,           July 17,
                                                      2000            1999             2000               1999
                                                  ------------    ------------     ------------       ------------
Net sales                                             100.0 %         100.0 %          100.0 %            100.0 %
Cost of sales                                          61.2            63.8             61.5               65.1
                                                  ------------    ------------     ------------       ------------
Gross profit                                           38.8            36.2             38.5               34.9
Selling, general and administrative expenses           33.0            32.0             34.3               33.0
                                                  ------------    ------------     ------------       ------------
Operating income, as  adjusted                          5.8             4.2              4.2                1.9
Expenses associated with merger integration               -             1.5                -                2.1
Expenses associated with non-cash compensation            -             0.1                -                0.1
                                                  ------------    ------------     ------------       ------------
Operating income (loss), as reported                    5.8             2.6              4.2               (0.3)
Interest expense                                       (2.8)           (2.7)            (3.0)              (2.7)
Other income, net                                       0.1             0.0              0.0                0.0
Provision (benefit) for income taxes                    1.1            (0.5)             0.5               (1.1)
                                                  ------------    ------------     ------------       ------------
Net income (loss)                                       2.0 %           0.4 %            0.7 %             (1.9)%
                                                  ============    ============     ============       ============

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

     Holding's cost of sales includes merchandise costs and warehouse and distribution expenses as well as service labor costs for the Service Stores and the one Company-owned retail store in California. Gross profit as a percentage of net sales may be affected by variations in Holding's product mix, price changes in response to competitive factors and fluctuations in merchandise costs and vendor programs.

     Selling, general and administrative expenses are comprised of store payroll, store occupancy, net advertising expenses, depreciation and amortization, other store expenses and general and administrative expenses, including salaries and related benefits of corporate employees, administrative office expenses, data processing, professional expenses and other related expenses.

Twelve Weeks Ended July 15, 2000 Compared to Twelve Weeks Ended July 17, 1999

     Net sales for the twelve weeks ended July 15, 2000 were $557.7 million, an increase of $15.3 million or 2.8% over net sales for the twelve weeks ended July 17, 1999. Net sales for the Retail segment increased $32.6 million or 6.6%.
The net sales increase for the Retail segment was due to an increase in the comparable store sales of 3.0%, contributions from new stores opened within the last year and increased net sales from converted Parts America stores not included in the comparable store sales calculation. The comparable sales increase of 3.0% was primarily a result of growth in both the DIY and DIFM customer base, as well as the continued maturation of new stores and the converted Parts America stores included in the comparable store sales calculation. Comparable store sales increased 10.3% for the twelve weeks ended July 17, 1999 as compared to the comparable period of fiscal 1998. Net sales for the Wholesale segment decreased $17.3 million or 34.8%, reflecting the continued decline of this segment due to increased competition coupled with a decline in the independently owned dealer stores.

     During the twelve weeks ended July 15, 2000, the Company opened 29 new stores, relocated four stores and closed two stores, bringing the total retail stores to 1,674. The Company has 1,216 stores participating in its commercial delivery program, as a result of adding three stores during the second quarter of fiscal 2000.

     Gross profit for the twelve weeks ended July 15, 2000 was $216.5 million or 38.8% of net sales, as compared to $196.5 million or 36.2% of net sales in the twelve weeks ended July 17, 1999. The increase in the gross profit percentage is reflective of the realization of certain purchasing synergies, fewer product liquidations, lower inventory shrinkage and freight costs and a decline in the net sales of the lower margin Wholesale segment. The higher shrinkage and freight costs in fiscal year 1999 were related to merchandise conversions and product liquidations resulting from the Western Merger. The gross profit for the Retail segment was $211.2 million or 40.2% of net sales for the twelve week period ended July 15, 2000, as compared to $186.6 million or 37.9% of net sales for the twelve week period ended July 17, 1999.

     Selling, general and administrative expenses, before integration expenses and non-cash compensation, increased to $184.0 million or 33.0% of net sales for the twelve week period ended July 15, 2000, from $173.7 million or 32.0% of net sales for the twelve week period ended July 17, 1999. The increase in selling, general and administrative expenses is primarily attributable to the continued sales decline in the Wholesale segment, which carries lower selling, general and administrative expenses as a percentage of sales as compared to the Retail segment. Additionally, the Company has incurred higher than expected medical claims as well as higher payroll, insurance and occupancy costs, offset by a decrease in professional fees, as a percentage of sales, as compared to the twelve week period ended July 17, 1999.

     Operating income, as adjusted for expenses associated with integration expenses and non-cash compensation, in the twelve weeks ended July 15, 2000 was $32.5 million or 5.8% of net sales, as compared to $22.8 million or 4.2% of net sales in the twelve weeks ended July 17, 1999. The Retail segment contributed $31.1 million to operating income, while the Wholesale segment contributed $1.4 million to operating income.

     EBITDA (operating income plus depreciation and amortization), as adjusted for integration expenses and non-cash compensation, was $47.7 million in the twelve week period ended July 15, 2000 or 8.5% of net sales, as compared to $35.0 million or 6.4% of net sales in the twelve week period ended July 17, 1999. EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as a substitute for net income as an indicator of operating performance or as an alternative to cash flow (as measured by GAAP) as a measure of liquidity. Holding's method for calculating EBITDA may differ from similarly titled measures reported by other companies. Management believes certain one-time expenses, expenses associated with merger integration and non-cash compensation should be eliminated from the EBITDA calculation to evaluate the operating performance of the Company.

     Interest expense for the twelve week period ended July 15, 2000 was $15.8 million or 2.8% of net sales, as compared to $14.7 million or 2.7% of net sales for the twelve week period ended July 17, 1999. Interest expense increased as a result of higher interest rates, offset by a reduction in average borrowings during the twelve week period ended July 15, 2000.

     Income tax expense for the twelve weeks ended July 15, 2000 was $6.3 million compared to a benefit of $2.5 million in the twelve weeks ended July 17, 1999. This increase was primarily due to having positive income before taxes for the twelve weeks ended July 15, 2000.

     As a result of the above factors, Holding recorded net income of $10.4 million for the twelve week period ended July 15, 2000, as compared to a net income of $2.1 million for the twelve week period ended July 17, 1999. As a percentage of sales, net income for the twelve week period ended July 15, 2000 was 2.0% as compared to net income of 0.4% for the twelve week period ended July 17, 1999.

Twenty-Eight Weeks Ended July 15, 2000 Compared to Twenty-Eight Weeks Ended July 17, 1999

     Net sales for the twenty-eight weeks ended July 15, 2000 were $1,235.2 million, an increase of $22.5 million or 1.9% over net sales for the twenty-eight weeks ended July 17, 1999. Net sales for the Retail segment increased $70.2 million or 6.5%. The net sales increase for the Retail segment was due to an increase in the comparable store sales of 3.7%, contributions from new stores opened within the last year and increased net sales from converted Parts America stores not included in the comparable store sales calculation. The comparable sales increase of 3.7% was primarily a result of growth in both the DIY and DIFM customer base, as well as the continued maturation of new stores and the converted Parts America stores included in the comparable store sales calculation. Comparable store sales increased 12.7% for the twenty-eight weeks ended July 17, 1999 as compared to the comparable quarter of fiscal 1998. Net sales for the Wholesale segment decreased $47.7 million or 36.0%, reflecting the continued decline of this segment due to increased competition coupled with a decline in the independently owned dealer stores.

     During the twenty-eight weeks ended July 15, 2000, the Company opened 74 new stores, relocated six stores and closed 16 stores, bringing the total retail stores to 1,674. The Company has 1,216 stores participating in its commercial delivery program, as a result of adding 122 stores during fiscal 2000.

     Gross profit for the twenty-eight weeks ended July 15, 2000 was $475.5 million or 38.5% of net sales, as compared to $422.9 million or 34.9% of net sales in the twenty-eight weeks ended July 17, 1999. The increase in the gross profit percentage is reflective of the realization of certain purchasing synergies, fewer product liquidations, lower inventory shrinkage and freight costs and a decline in the net sales of the lower margin Wholesale segment. The higher shrinkage and freight costs in fiscal year 1999 were related to merchandise conversions and product liquidations resulting from the Western Merger. The gross profit for the Retail segment was $463.6 million or 40.3% of net sales for the twenty-eight week period ended July 15, 2000, as compared to $403.9 million or 37.4% of net sales for the twenty-eight week period ended July 17, 1999.

     Selling, general and administrative expenses, before integration expenses and non-cash compensation, increased to $423.5 million or 34.3% of net sales for the twenty-eight week period ended July 15, 2000, from $399.6 million or 33.0% of net sales for the twenty-eight week period ended July 17, 1999. The increase in selling, general and administrative expenses is primarily attributable to the continued sales decline in the Wholesale segment, which carries lower selling, general and administrative expenses as a percentage of sales as compared to the Retail segment. Additionally, the Company has incurred higher than expected medical claims as well as higher payroll costs, closed store expense, insurance costs and occupancy costs as a percentage of sales.

     Operating income, as adjusted for expenses associated with integration expenses and non-cash compensation, in the twenty-eight weeks ended July 15, 2000 was $52.0 million or 4.2% of net sales, as compared to $23.3 million or 1.9% of net sales in the twenty-eight weeks ended July 17, 1999. The Retail segment contributed $50.7 million to operating income, while the Wholesale segment contributed $1.3 million to operating income for the twenty-eight weeks ended July 15, 2000.

     EBITDA (operating income plus depreciation and amortization), as adjusted for integration expenses and non-cash compensation, was $86.4 million in the twenty-eight week period ended July 15, 2000 or 7.0% of net sales, as compared to $52.6 million or 4.3% of net sales in the twenty-eight week period ended July 17, 1999. EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as a substitute for net income as an indicator of operating performance or as an alternative to cash flow (as measured by GAAP) as a measure of liquidity. Holding's method for calculating EBITDA may differ from similarly titled measures reported by other companies. Management believes certain one-time expenses, expenses associated with merger integration and non-cash compensation should be eliminated from the EBITDA calculation to evaluate the operating performance of the Company.

     Interest expense for the twenty-eight week period ended July 15, 2000 was $36.6 million or 3.0% of net sales, as compared to $33.2 million or 2.7% of net sales for the twenty-eight week period ended July 17, 1999. The increase in interest expense is a result of an increase in interest rates over the similar period of fiscal year 1999 offset by a decrease in net outstanding borrowings.

     Income tax expense for the twenty-eight weeks ended July 15, 2000 was $5.9 million compared to a benefit of $12.9 million in the twenty-eight weeks ended July 17, 1999. This increase was primarily due to having income before taxes for the twenty-eight week period ended July 15, 2000 as compared to a net loss for the twenty-eight week period ended July 17, 1999.

     As a result of the above factors, Holding recorded net income of $9.4 million for the twenty-eight week period ended July 15, 2000, as compared to a net loss of $22.9 million for the twenty-eight week period ended July 17, 1999. As a percentage of sales, net income for the twenty-eight week period ended July 15, 2000 was 0.7% as compared to a net loss of 1.9% for the twenty-eight week period ended July 17, 1999.

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

     During fiscal 2000, the Company expects to open 150 new stores, of which 74 have been opened as of July 15, 2000. The average new store opening requires capital expenditures of approximately $120,000 per store and an inventory investment of approximately $350,000 per store, a portion of which is held at a distribution facility. A substantial portion of these inventories is financed through vendor payables. Pre-opening expenses, consisting primarily of store set-up costs and training of new store employees, average approximately $25,000 per store and are expensed when incurred.

     Historically, the Company has negotiated extended payment terms from suppliers to help finance inventory growth, and the Company believes that it will be able to continue financing much of its inventory growth through such extended payment terms. The Company anticipates that inventory levels will continue to increase primarily as a result of new store openings and increased SKU levels.

     The Company continually monitors store performance, which results in closing certain store locations not meeting profitability objectives. During the first and second quarters of fiscal 2000, the Company closed four stores included in the fiscal 1999 restructuring activities and made the decision to close or relocate 13 additional stores not meeting profitability objectives, all of which were closed as of July 15, 2000.

     As a result of the Western Merger, the Company decided to close certain Advance Auto Parts stores due to store performance or because such stores were in overlapping markets with Parts America stores. As part of normal operations, the Company will continue to review store performance and close additional stores not meeting profitability objectives. The Western Merger also resulted in restructuring reserves recorded in purchase accounting for the closure of certain Parts America stores, severance and relocation costs and other facility exit costs. As of

July 15, 2000, these reserves had a remaining balance of $12.3 million. The Company also assumed certain restructuring and deferred compensation liabilities previously recorded by Western Auto Supply Company. At July 15, 2000, the remaining assumed liability for the restructuring and deferred compensation plans was $3.9 million and $5.7 million, respectively, of which $1.7 million and $1.4 million, respectively, is recorded as a current liability. The classification for deferred compensation is determined by employee election, and can be changed upon 12 months' notice.

     For the twenty-eight weeks ended July 15, 2000, net cash provided by operating activities was $53.3 million. Of this amount, $9.4 million was provided by net income. Depreciation and amortization provided an additional $34.4 million, amortization of deferred debt issuance costs and bond discount provided $6.9 million and $2.6 million was provided as a result of a net increase in working capital and other, primarily attributable to the Company's successful efforts in negotiating extended payment terms from its vendors. Net cash used for investing activities was $25.5 million and was comprised primarily of net capital expenditures. Net cash used in financing activities was $33.8 million and was comprised primarily of a decrease in net borrowings.

     Holding believes it will have sufficient liquidity to fund its debt service obligations and implement its growth strategy over the next twelve months. As of July 15, 2000, Holding and the Company had reduced their outstanding indebtedness by $36.8 million since January 1, 2000 to $598.0 million consisting of $79.5 million of Senior Discount Debentures (the "Debentures"), $200.0 million of Senior Subordinated Notes (the "Senior Subordinated Notes"), borrowings of $308.5 million under the bank credit facility (the "Credit Facility") and $10.0 million of indebtedness under the McDuffie County Development Authority Taxable Industrial Bonds ("IRB").

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

     The Company has access to a total of $463.5 million through the Credit Facility in addition to its operating cash flow. The Credit Facility provides for (i) a $124.0 million Tranche B term loan, which was made at the closing of the recapitalization; (ii) a revolver with maximum borrowings including letters of credit of approximately $125.0 million, of which $12.1 million was outstanding for letters of credit, at July 15, 2000, (iii) a $124.5 million delayed draw term loan of which $94.5 million was borrowed at July 15, 2000 and
(iv) a $90.0 million deferred term loan facility which was drawn at the closing of the Western Merger. The term loan facilities, other than the Tranche B term loan, will mature on the sixth anniversary of initial borrowing, and the Tranche B term loan will mature on the eighth anniversary of initial borrowing. Annual principal payments on the term loan facilities prior to the sixth anniversary of initial borrowing will be nominal; thereafter, required principal payments will be approximately $236.5 million in 2004, $60.0 million in 2005 and $30.0 million in 2006, assuming the term loan facilities have been fully borrowed. The revolving loan facility will mature on the sixth anniversary of initial borrowing. The interest rates under the delayed draw facilities and the revolver are determined by reference to a pricing grid that will provide for reductions in the applicable interest rate margins based on the Company's trailing total debt to EBITDA ratio (as defined in the Credit Facility). Based upon the Company's operating ratios at July 15, 2000, the margins were 1.75% and 0.75% for Eurodollar and base rate borrowings, respectively. Additionally, at July 15, 2000, the margin under the Tranche B term loan and the deferred term loan facility was 2.50% on a Eurodollar rate and 1.50% on the base rate borrowings.

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

     The loans under the Credit Facility are secured by a first priority security interest in all tangible and intangible assets of the Company. Amounts available to the Company under the revolver and delayed draw term loans are subject to a borrowing base formula, which is based on certain percentages of the Company's inventories. As of July 15, 2000, $123.9 million was available under these facilities. The Company intends to use borrowings under the revolver and delayed draw term loans, as well as internally generated funds, for store expansion and funding of working capital.

     The Credit Facility contains covenants restricting the ability of the Company and its subsidiaries to, among others things, (i) pay dividends on any class of capital stock or make any payment to purchase, redeem, retire, acquire, cancel or terminate capital stock, (ii) prepay, redeem, retire, acquire, cancel or terminate debt, (iii) incur liens or engage in sale-leaseback transactions,
(iv) make loans, investments, advances or guarantees, (v) incur additional debt (including hedging arrangements), (vi) make capital expenditures, (vii) engage in mergers, acquisitions and asset sales, (viii) engage in transactions with affiliates, (ix) enter into any agreement which restricts the ability to create liens on property or assets or the ability of subsidiaries to pay dividends or make payments on advances or loans to the Company or other subsidiaries, (x) change the nature of the business conducted by the Company and its subsidiaries,
(xi) change the passive holding company status of Holding and (xii) amend existing debt agreements or the Company's or Holding's certificate of incorporation, by-laws or other organizational documents. The Company is also required to comply with financial covenants in the Credit Facility with respect to (a) limits on annual aggregate capital expenditures, (b) a maximum leverage ratio, (c) a minimum interest coverage ratio and (d) a minimum retained cash earnings test. The Company is generally prohibited from paying dividends (including to Holding) except that as long as no defined event of default under the Credit Facility then exists, the Company will be permitted to pay dividends to Holding in an amount sufficient to cover the cash interest due on the Senior Discount Debentures (the "Debentures") commencing October 15, 2003. The Company believes it is in compliance with the above covenants under the Credit Facility as of July 15, 2000.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

     Holding currently utilizes no material derivative financial instruments that expose it to significant market risk. Holding is exposed to cash flow and fair value risk due to changes in interest rates with respect to its long-term debt. While Holding cannot predict the impact that interest rate movements will have on its debt, exposure to rate changes is managed through the use of fixed and variable rate debt. Holding's exposure to interest rate risk increased during the first quarter of fiscal 2000 due to increases in these rates.

     Holding's fixed rate debt consists primarily of outstanding balances on the Debentures and Senior Subordinated Notes. Holding's variable rate debt relates to borrowings under the Credit Facility and the IRB. Holding's variable rate debt is primarily vulnerable to movements in the LIBOR, Prime, Federal Funds and Base CD rates.

     The table below presents principal cash flows and related weighted average interest rates on Holding's long-term debt at July 15, 2000 by expected maturity dates. Expected maturity dates approximate contract terms. Fair values included herein have been determined based on quoted market prices. Weighted average variable rates are based on implied forward rates in the yield curve at July 15, 2000. Implied forward rates should not be considered a predictor of actual future interest rates.


                                                                                                     Fair
                        Fiscal    Fiscal    Fiscal    Fiscal    Fiscal                              Market
                         2000      2001      2002      2003      2004      Thereafter     Total      Value
                       --------  --------  --------  --------  --------   ------------   --------  ----------
                                                    (dollars in thousands)
Long-term debt:
   Fixed rate........  $    -    $    -     $     -   $    -   $       -    $312,000   $ 312,000    $ 207,920
   Weighted average
     interest rate...       -         -           -        -           -        11.2%       11.2%
   Variable rate.....  $1,000    $3,000     $14,000   $4,000   $ 206,500    $ 90,000   $ 318,500    $ 318,500
   Weighted average
     interest rate...     8.9%      9.1%        9.3%     9.5%        9.6%        9.6%        9.2%

                          PART II.  OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

     In March 2000, the Company was notified that it was named in a lawsuit filed on behalf of independent retailers and jobbers against the Company and others for various claims under the Robinson-Patman Act. The litigation is in preliminary stages. The Company believes these claims are without merit and intends to defend them vigorously; however, the ultimate outcome of this matter can not be ascertained at this time.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

     On June 19, 2000, Holding issued and sold 13,500 shares of its Class A common stock, $0.01 par value per share (the "Shares"), at a price per share of $16.82 or an aggregate purchase price of $227,070 to certain employees of the Company (the "Purchasers"). Holding offered and sold the Shares pursuant to the Advance Holding Corporation 1998 Employee Stock Subscription Plan, as amended (the "Plan"), which Holding filed as an exhibit to its Registration Statement on Form S-4, effective October 30, 1998 (Registration No. 333-56013). As consideration for the Shares, Holding received $158,305 in cash, and $68,765 in the form of secured promissory notes, the payment of which are secured by individual stock pledge agreements with the Purchasers.

     The issuances of the Shares were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Rule 701 which exempts certain offers and sales of securities pursuant to certain compensatory benefit plans. The Plan is a compensatory benefit plan within the meaning of Rule 701 and the aggregate amount of securities sold by Holding in reliance on Rule 701 during the applicable period has not exceeded 15% of the outstanding amount of Class A common stock.

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


                                          ADVANCE HOLDING CORPORATION,
                                          a Virginia corporation


     August 25, 2000                 By:  /s/ Jimmie L. Wade
                                        ---------------------------------------
                                          Jimmie L. Wade
                                          President and Chief Financial Officer,
                                          Secretary (as principal executive and
                                          accounting officer)