Form 10-Q
period 2000-10-07
ADVANCE HOLDING CORP
filed 2000-11-16
CIK 1061889

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                                   Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                For the quarterly period ended October 7, 2000
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
             For the transition period from ________ to ________.

                      Commission file number - 333-56031

                                 _____________

                          ADVANCE HOLDING CORPORATION
            (Exact name of registrant as specified in its charter)

                                 _____________


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

Yes [X] No [ ]

     As of November 16, 2000, the registrant had outstanding 28,288,550 shares of Class A Common Stock, par value $0.01 per share (the only class of common stock of the registrant outstanding). The registrant's Class A Common Stock is not traded in a public market.

--------------------------------------------------------------------------------

                 ADVANCE HOLDING CORPORATION AND SUBSIDIARIES

              Twelve and Forty Week Periods Ended October 7, 2000

                               TABLE OF CONTENTS

                                                                                                       Page
                                                                                                       ----
PART I.   FINANCIAL INFORMATION

          Item 1.  Condensed Consolidated Financial Statements of Advance Holding Corporation
                   and Subsidiaries:

                   Condensed Consolidated Balance Sheets as of October 7, 2000 and
                   January 1, 2000..................................................................      1

                   Condensed Consolidated Statements of Operations for the Twelve and
                   Forty Week Periods Ended October 7, 2000 and October 9, 1999.....................      2

                   Condensed Consolidated Statements of Cash Flows for the
                   Forty Week Periods Ended October 7, 2000 and October 9, 1999.....................      3

                   Notes to the Condensed Consolidated Financial Statements.........................      4

          Item 2.  Management's Discussion and Analysis of Financial Condition and
                   Results of Operations............................................................     10

          Item 3.  Quantitative and Qualitative Disclosures About Market Risks......................     18

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings................................................................     19

          Item 2.  Changes in Securities and Use of Proceeds........................................     19

          Item 6.  Exhibits and Reports on Form 8-K.................................................     19

SIGNATURE...........................................................................................    S-1

                 Advance Holding Corporation and Subsidiaries
                     Condensed Consolidated Balance Sheets
                      October 7, 2000 and January 1, 2000
                 (dollars in thousands, except per share data)


                                                                                                   October 7,             January 1,
                                               Assets                                                2000                  2000
                                                                                                 ------------          ------------
                                                                                                  (unaudited)
Current assets:
   Cash and cash equivalents                                                                      $    16,353           $    22,577
   Receivables, net                                                                                    92,422               100,323
   Inventories                                                                                        803,107               749,447
   Other current assets                                                                                20,561                12,025
                                                                                                 ------------          ------------
        Total current assets                                                                          932,443               884,372
Property and equipment, net of accumulated depreciation of $180,470
   and $146,647                                                                                       404,994               402,476
Assets held for sale                                                                                   26,166                29,694
Other assets, net                                                                                      18,342                32,087
                                                                                                 ------------          ------------
                                                                                                  $ 1,381,945           $ 1,348,629
                                                                                                 ============          ============
                              Liabilities and Stockholders' Equity
Current liabilities:
   Bank overdrafts                                                                                $     4,387           $    11,715
   Current portion of long-term debt                                                                    3,555                 3,665
   Accounts payable                                                                                   415,858               341,188
   Accrued expenses                                                                                   136,060               146,024
   Other current liabilities                                                                           37,278                26,172
                                                                                                 ------------          ------------
        Total current liabilities                                                                     597,138               528,764
                                                                                                 ------------          ------------
Long-term debt                                                                                        567,744               634,664
                                                                                                 ------------          ------------
Other long-term liabilities                                                                            58,681                51,247
                                                                                                 ------------          ------------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, 8% noncumulative, nonvoting, $10 par value, redeemable by the Company at par; liquidation value at par;
     100,000 shares authorized; no shares issued or outstanding                                            --                    --
   Common stock, Class A, voting, $.01 par value,
     62,500,000 shares authorized; 28,288,550 and
     28,144,050 issued and outstanding                                                                    283                   281
   Common stock, Class B, nonvoting, $.01 par value,
     21,875,000 shares authorized; no shares
     issued or outstanding                                                                                 --                    --
   Additional paid-in capital                                                                         372,169               369,399
   Other                                                                                                  201                    69
   Accumulated deficit                                                                               (214,271)             (235,795)
                                                                                                 ------------          ------------
        Total stockholders' equity                                                                    158,382               133,954
                                                                                                 ------------          ------------
                                                                                                  $ 1,381,945           $ 1,348,629
                                                                                                 ============          ============

  The accompanying notes to the condensed consolidated financial statements are an integral part of these balance sheets.

                 Advance Holding Corporation and Subsidiaries
                Condensed Consolidated Statements of Operations
                 For the Twelve and Forty Week Periods Ended
                      October 7, 2000 and October 9, 1999
                            (dollars in thousands)
                                  (unaudited)


                                                                  Twelve Week Periods Ended              Forty Week Periods Ended
                                                               --------------------------------      -------------------------------
                                                                 October 7,         October 9,         October 7,         October 9,
                                                                   2000                1999              2000                1999
                                                               -------------     --------------      -------------     ------------
Net sales                                                      $   552,138        $   522,846        $ 1,787,370        $ 1,735,619
Cost of sales, including purchasing and                            328,235            323,209          1,087,959          1,113,095
warehousing costs                                              -------------     --------------      -------------     ------------
        Gross profit                                               223,903            199,637            699,411            622,524
Selling, general and administrative expenses                       193,792            184,777            617,867            610,570
                                                               -------------     --------------      -------------     ------------
        Operating income                                            30,111             14,860             81,544             11,954
                                                               -------------     --------------      -------------     ------------

   Interest expense                                                (15,183)           (14,232)           (51,784)           (47,449)
   Other                                                               527                102              1,059                492
                                                               -------------     --------------      -------------     ------------
        Total other expense, net                                   (14,656)           (14,130)           (50,725)           (46,957)
                                                               -------------     --------------      -------------     ------------
Income (loss) before provision (benefit)
        for income taxes and extraordinary item                     15,455                730             30,819            (35,003)
Provision (benefit) for income taxes                                 5,948                539             11,887            (12,319)
                                                               -------------     --------------      -------------     ------------
Income (loss) before extraordinary item                              9,507                191             18,932            (22,684)
Extraordinary gain on debt extinguishment,
        net of $1,759 income taxes                                   2,933                  -              2,933                  -
                                                               -------------     --------------      -------------     ------------
Net income (loss)                                              $    12,440        $       191        $    21,865        $   (22,684)
                                                               =============     ==============      =============     ============

  The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                 Advance Holding Corporation and Subsidiaries
                Condensed Consolidated Statements of Cash Flow
                       For the Forty Week Periods Ended
                      October 7, 2000 and October 9, 1999
                            (dollars in thousands)
                                  (unaudited)

                                                                                 Forty Week Periods Ended
                                                                                --------------------------
                                                                                October 7,      October 9,
                                                                                   2000           1999
                                                                                ----------      ----------
Cash flows from operating activities:
  Net income (loss)                                                             $   21,865      $  (22,684)
  Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
   Depreciation                                                                     50,614          43,677
   Amortization of stock option compensation                                           533             989
   Amortization of deferred debt issuance costs                                      2,542           2,715
   Amortization of bond discount                                                     7,432           6,586
   Amortization of interest on capital lease obligation                                 42              61
   Provision (benefit) for deferred income taxes                                    14,987          (4,218)
   Extraordinary gain on extinguishment of debt, net of tax                         (2,933)              -
   Net losses on sales of property and equipment                                       368               7
   Net decrease (increase) in:
    Receivables, net                                                                 7,832         (18,799)
    Inventories                                                                    (53,660)        (32,521)
    Other assets                                                                    (3,148)        (16,058)
   Net increase (decrease) in:
    Accounts payable                                                                74,670         (18,739)
    Accrued expenses                                                               (17,845)        (13,029)
    Other liabilities                                                               (2,499)         17,873
                                                                                ----------      ----------
      Net cash provided by (used in) operating activities                          100,800         (54,140)
                                                                                ----------      ----------
Cash flows from investing activities:
  Purchases of property and equipment                                              (46,883)        (81,758)
  Other                                                                              4,777           2,215
                                                                                ----------      ----------
      Net cash used in investing activities                                        (42,106)        (79,543)
                                                                                ----------      ----------
Cash flows from financing activities:
  (Decrease) increase in bank overdrafts                                            (7,328)            908
  Net borrowings under note payable                                                  1,555               -
  Early extinguishment of debt                                                     (24,990)              -
  Borrowings under credit facilities                                               191,200         358,500
  Payments on credit facilities                                                   (233,200)       (242,500)
  Payment of debt issuance costs                                                         -            (972)
  Proceeds from issuance of common stock, net of repurchases                         1,602             472
  Other                                                                              6,243           5,261
                                                                                ----------      ----------
      Net cash (used in) provided by financing activities                          (64,918)        121,669
                                                                                ----------      ----------
Net decrease in cash and cash equivalents                                           (6,224)        (12,014)
Cash and cash equivalents, beginning of period                                      22,577          36,115
                                                                                ----------      ----------
Cash and cash equivalents, end of period                                        $   16,353      $   24,101
                                                                                ==========      ==========

Supplemental cash flow information:
  Interest paid                                                                 $   36,089      $   29,775
  Income tax refunds (payments), net                                                 6,700          (4,719)

Non-cash transactions:
  Conversion of capital lease obligation                                        $    3,509      $        -
  Net issuances of common stock under stockholder subscription
   receivable plan                                                                     538               -
  Net management loans receivable used to purchase common stock                        402             344
  Appreciation of cancelled shares under stockholder subscription
   receivable plan                                                                     341               -
  Obligations under capital lease                                                        -           3,345
  Debt issuance and acquisition costs accrued                                            -             281


   The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                  Advance Holding Corporation and Subsidiaries
            Notes to the Condensed Consolidated Financial Statements
                   For the Twelve and Forty Week Periods Ended
                       October 7, 2000 and October 9, 1999
                             (dollars in thousands)


1.       Basis of Presentation:

         The accompanying condensed consolidated financial statements include the accounts of Advance Holding Corporation and its wholly owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

         The condensed consolidated balance sheet as of October 7, 2000, the condensed consolidated statements of operations for the twelve and forty week periods ended October 7, 2000 and October 9, 1999 and the condensed consolidated statements of cash flows for the forty week periods ended October 7, 2000 and October 9, 1999, have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

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

         The results of operations for the twelve week and forty week periods are not necessarily indicative of the operating results to be expected for the full fiscal year.

         Change in Accounting Estimate

         In July 2000, the Company adopted a change in an accounting estimate to reduce the depreciable lives of certain property and equipment on a prospective basis. The effect on operations for the third quarter of fiscal 2000 was to increase depreciation expense by $1,229. The Company expects to discontinue the operation of the effected assets by the third quarter of fiscal 2001, at which time they will be fully depreciated under the reduced useful lives.

         Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities in their statement of financial position and measure those instruments at fair value. In September 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133," which delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging - an Amendment of SFAS No. 133," which amended the accounting and reporting standards for certain risks related to normal purchases and sales, interest and foreign currency transactions addressed by SFAS No. 133. The Company has not yet determined the impact SFAS No. 133 will have on its financial position or the results of its operations.

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

                 Advance Holding Corporation and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
                  For the Twelve and Forty Week Periods Ended
                      October 7, 2000 and October 9, 1999
                            (dollars in thousands)


         Reclassifications

         Certain 1999 amounts have been reclassified to conform with their 2000 presentation.

2.       Receivables:

         Receivables consist of the following:

                                                                     October 7,       January 1,
                                                                        2000            2000
                                                                    -----------      -------------
                                                                    (unaudited)
         Trade:
           Wholesale                                                $   15,999       $    22,221
           Retail                                                       16,769            10,525
         Vendor                                                         41,043            47,405
         Installment                                                    14,076            13,616
         Related parties                                                 4,820             6,647
         Employees                                                         526               552
         Other                                                           3,005             3,481
                                                                    ----------       -----------
         Total receivables                                              96,238           104,447
         Less - Allowance for doubtful accounts                         (3,816)           (4,124)
                                                                    ----------       -----------
         Receivables, net                                           $   92,422       $   100,323
                                                                    ==========       ===========

3.       Inventories:

         Inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected fiscal year-end inventory levels and costs. The Company capitalizes certain purchasing and warehousing costs into inventory. Purchasing and warehousing costs included in inventory at October 7, 2000 and January 1, 2000 were $53,376 and $49,252, respectively. Inventories consist of the following:

                                                                    October 7,       January 1,
                                                                       2000            2000
                                                                   -----------       ----------
                                                                   (unaudited)
         Inventories at FIFO                                       $  792,251       $  735,762
         Adjustment to state inventories at LIFO                       10,856           13,685
                                                                   ----------       ----------
         Inventories at LIFO                                       $  803,107       $  749,447
                                                                   ==========       ==========

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

                 Advance Holding Corporation and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
                  For the Twelve and Forty Week Periods Ended
                      October 7, 2000 and October 9, 1999
                            (dollars in thousands)


During the first three quarters of fiscal 2000, the Company closed five stores included in the fiscal 1999 restructuring activities and made the decision to close or relocate 18 additional stores not meeting profitability objectives, of which 16 have been closed as of October 7, 2000.

         The Company assumed the restructuring accrual related to Western's restructuring activities prior to the Western Merger. As of October 7, 2000, this restructuring accrual relates primarily to ongoing lease obligations on closed facilities and estimated severance payments. The Company actively pursues subleasing these closed stores, including certain service bays in stores obtained through the Western Merger that currently do not produce revenue.

         A reconciliation of activity with respect to these restructuring accruals is as follows:

                                                                            Other Exit
                                                          Severance            Costs
                                                         -----------        ----------
         Balance, January 1, 2000                        $        18        $    9,963
         New provisions                                           --             1,435
         Change in estimates                                      --               250
         Reserves utilized                                       (14)           (3,666)
                                                         -----------        ----------
         Balance, October 7, 2000 (unaudited)            $         4        $    7,982
                                                         ===========        ==========

         The above liabilities related to severance costs will be settled during fiscal 2000. Other exit cost liabilities will be settled over the remaining terms of the underlying lease agreements.

         Additionally, as a result of the Western Merger, the Company established restructuring reserves in connection with the decision to close certain Parts America stores, to relocate certain Western administrative functions, to exit certain facility leases and to terminate certain employees of Western. As of October 7, 2000, all employees have been terminated and all leased stores have been closed.

         A reconciliation of activity with respect to these restructuring accruals is as follows:

                                                                               Other Exit
                                                            Severance            Costs
                                                         ------------         -----------
        Balance, January 1, 2000                         $     3,510          $     7,825
        Change in estimates                                        -                 (221)
        Reserves utilized                                     (3,146)              (2,139)
                                                         -----------          -----------
        Balance, October 7, 2000 (unaudited)             $       364          $     5,465
                                                         ===========          ===========

         The above liabilities related to severance costs will primarily be settled during fiscal 2000. Other exit cost liabilities will be settled over the remaining terms of the underlying lease agreements.

                 Advance Holding Corporation and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
                  For the Twelve and Forty Week Periods Ended
                      October 7, 2000 and October 9, 1999
                            (dollars in thousands)



5.        Early Extinguishment of Debt:


          During the third quarter of fiscal 2000, the Company repurchased $30,550 face value of Senior Subordinated Notes at a price ranging from 81.5 to
82.5 percent of their face value. Accordingly, the Company recorded a gain related to the extinguishment of this debt of $2,933, net of $1,759 provided for income taxes and $868 of associated deferred debt issuance costs.

6.        Contingencies:

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

          The Company is also involved in various other claims, lawsuits and environmental issues arising in the normal course of business. The damages claimed against the Company in some of these proceedings are substantial. Although the final outcome of these legal matters cannot be determined, based on the facts presently known, it is management's opinion that the final outcome of such claims and lawsuits will not have a material, adverse effect on the Company's financial position or future results of operations.

7.        Related Parties:

          The following table presents the related party transactions with Sears included in the condensed consolidated statements of operations for the forty week periods ended October 7, 2000 and October 9, 1999 and the condensed consolidated balance sheets as of October 7, 2000 and January 1, 2000:

                                              Forty Week Periods Ended
                                      ----------------------------------------
                                       October 7, 2000        October 9, 1999
                                      -----------------      -----------------
                                         (unaudited)            (unaudited)
          Net sales to Sears            $       5,905          $       3,790
          Shared services revenue                   -                  2,001
          Shared services expense                   -                  1,072
          Credit card fee expense                 325                  1,800

                                       October 7, 2000        January 1, 2000
                                      -----------------      -----------------
                                         (unaudited)
          Receivables from Sears        $       4,759          $       6,625
          Payables to Sears                     1,332                  4,304

                 Advance Holding Corporation and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
                 For the Twelve and Forty Week Periods Ended
                     October 7, 2000 and October 9, 1999
                            (dollars in thousands)



8.   Segment and Related Information:

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires entities to report financial and descriptive information related to segments within the organization.

     The Company has the following operating segments: Holding, Retail and Wholesale. Holding has no operations but holds certain assets and liabilities. Retail consists of the retail operations of the Company, operating under the trade name "Advance Auto Parts" in the United States and "Western Auto" in Puerto Rico and the Virgin Islands. Wholesale consists of the wholesale operations, including distribution services to independent dealers, franchisees and one Company-owned store in California all operating under the "Western Auto" trade name. The California store location generates approximately 12% of the total Wholesale segment revenues.

                 Advance Holding Corporation and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
                 For the Twelve and Forty Week Periods Ended
                     October 7, 2000 and October 9, 1999
                            (dollars in thousands)


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

Twelve Week Periods Ended                         Advance
October 7, 2000 (unaudited)                       Holding       Retail     Wholesale    Eliminations      Totals
-------------------------------------------------------------------------------------------------------------------
Net sales                                         $     -     $  523,243   $   28,895     $      --     $  552,138
Income (loss) before provision (benefit)
  for income taxes and extraordinary item          (2,272)        15,773        1,954            --         15,455
Segment assets (b)                                  2,234      1,309,455       70,482           (26)     1,381,945

Twelve Week Periods Ended
October 9, 1999 (unaudited)
-------------------------------------------------------------------------------------------------------------------
Net sales                                         $    --     $  485,776   $   37,070     $      --     $  522,846
Income (loss) before provision (benefit)
  for income taxes                                 (2,023)         2,912         (159)           --            730
Segment assets (a) (b)                             20,341      1,298,800       74,627       (23,233)     1,370,535

Forty Week Periods Ended                          Advance
October 7, 2000 (unaudited)                       Holding       Retail     Wholesale    Eliminations      Totals
-------------------------------------------------------------------------------------------------------------------
Net sales                                         $     -     $1,673,561   $  113,809      $     --     $1,787,370
Income (loss) before provision (benefit)
  for income taxes and extraordinary item          (7,421)        38,211           29            --         30,819
Segment assets (b)                                  2,234      1,309,455       70,482          (226)     1,381,945

Forty Week Periods Ended                          Advance
October 9, 1999 (unaudited)                       Holding       Retail     Wholesale    Eliminations      Totals
-------------------------------------------------------------------------------------------------------------------
Net sales                                         $    --     $1.565,936   $  169,683   $        --    $1,735,619
Loss before benefit for income taxes               (6,602)       (21,332)      (7,069)           --        (35,003)
Segment assets (a) (b)                             20,341      1,298,800       74,627       (23,233)     1,370,535

(a) During fiscal 1999, certain assets, liabilities and the corresponding activity related to the Parts America store operations and a distribution center were transferred to the Retail segment through a dividend.

(b) Excludes investment in and equity in net earnings or losses of subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Advance Holding Corporation ("Holding") conducts all of its operations through its wholly owned subsidiary, Advance Stores Company, Incorporated and its subsidiaries (the "Company"). The Company was formed in 1929. In the 1980's, the Company sharpened its marketing focus to target sales of automotive parts and accessories to "do-it-yourself" ("DIY") customers and accelerated its growth strategy. From the 1980's through the present, the Company has grown significantly through new store openings, strategic acquisitions and a merger with Western Auto Supply Company (the "Western Merger"). Additionally, in 1996, the Company began to aggressively expand its sales to "do-it-for-me" ("DIFM") customers by implementing a commercial delivery program that supplies parts and accessories to third party automotive service and repair providers.

     As of October 7, 2000, the Company had 1,701 stores in 37 states, Puerto Rico and the Virgin Islands operating under the "Advance Auto Parts" and "Western Auto" trade names (the "Retail" segment). Advance Auto Parts is the second largest retailer of automotive parts and accessories in the United States and, based on store count, the Company believes it is the largest retailer in a majority of its markets. The Western Auto stores (the "Service Stores") included in the Retail segment offer home and garden merchandise in addition to automotive parts, accessories and service. The Company also operates a wholesale distribution network which includes distribution services of automotive parts and accessories and home and garden merchandise to approximately 600 independently owned dealer stores and three franchisees in 48 states and one Company-owned retail store in California all operating under the "Western Auto" trade name (the "Wholesale" segment).

     During the first quarter of fiscal 2000, the Company announced and finalized a plan to partner with CSK Auto, Inc. ("CSK") and Sequoia Capital to form PartsAmerica.com, Inc. ("PartsAmerica.com"). PartsAmerica.com is an e-commerce destination in the automotive aftermarket that operates independently from its partners and will utilize the Company's and CSK's existing logistics systems to support its web-based operations. The Company contributed the use of the "Parts America" domain name to PartsAmerica.com under a royalty free license agreement and the use of certain other assets. The Company is also party to a service agreement with PartsAmerica.com that defines the wholesale sale of merchandise to PartsAmerica.com and certain other services to be provided by the Company. The Company began selling product to PartsAmerica.com during the third quarter of fiscal 2000.

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

     These potential risks and uncertainties include, among others, the following: general economic and business conditions; Holding's and the Company's substantial leverage and debt service obligations; restrictive loan covenants on Holding's and the Company's ability to pursue its business strategies; changes in business strategy or development plans; competition; weather conditions; extent of the market demand for auto parts; availability of inventory supply; unexpected fluctuation in merchandise costs; adequacy and perception of customer service, product quality and defect experience; availability of and ability to take advantage of vendor pricing programs and incentives; rate of new store openings; cannibalization of store sites; mix and types of merchandise sold; governmental regulation of products; new store development; performance of information systems; effectiveness of deliveries from distribution centers; ability to hire, train and retain qualified employees and environmental risks. Forward-looking statements regarding revenues, expenses, cash flows and liquidity are particularly subject to a variety of assumptions, some or all of which may not be realized. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

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

                                                                  Twelve Week Periods Ended         Forty Week Periods Ended
                                                                    (dollars in thousands)           (dollars in thousands)
                                                                          (unaudited)                      (unaudited)
                                                                -----------------------------   ------------------------------
                                                                  October 7,      October 9,       October 7,      October 9,
                                                                     2000            1999             2000           1999
                                                                ------------    -------------   -------------   --------------
Net sales                                                        $   552,138     $    522,846    $  1,787,370    $   1,735,619
Cost of sales, including purchasing and warehousing costs            328,235          323,209       1,087,959        1,113,095
                                                                ------------    -------------   -------------   --------------
Gross profit                                                         223,903          199,637         699,411          622,524
Selling, general and administrative expenses                         193,859          174,536         617,334          574,167
                                                                ------------    -------------   -------------   --------------
Operating income, as adjusted                                         30,044           25,101          82,077           48,357
Expenses associated with merger integration                                -           10,261               -           35,414
Expenses associated with non-cash compensation                          (67)             (20)             533              989
                                                                ------------    -------------   -------------   --------------
Operating income                                                      30,111           14,860          81,544           11,954
                                                                ------------    -------------   -------------   --------------
Interest expense                                                     (15,183)         (14,232)        (51,784)         (47,449)
Other, net                                                               527              102           1,059              492
                                                                ------------    -------------   -------------   --------------
Income (loss) before provision (benefit) for income
  taxes and extraordinary item                                        15,455              730          30,819          (35,003)
Provision (benefit) for income taxes                                   5,948              539          11,887          (12,319)
                                                                ------------    -------------   -------------   --------------
Net income (loss) before extraordinary item                            9,507              191          18,932          (22,684)
Extraordinary gain, net of $1,759 income taxes                         2,933                -           2,933                -
                                                                ------------    -------------   -------------   --------------
Net income (loss)                                                $    12,440     $        191    $     21,865    $     (22,684)
                                                                ============    =============   =============   ==============

                                                                  Twelve Week Periods Ended         Forty Week Periods Ended
                                                                          (unaudited)                      (unaudited)
                                                                -----------------------------   ------------------------------
                                                                  October 7,      October 9,       October 7,      October 9,
                                                                     2000            1999             2000           1999
                                                                ------------    -------------   -------------   --------------
Net sales                                                              100.0%           100.0%          100.0%           100.0%
Cost of sales, including purchasing and warehousing costs               59.4             61.8            60.9             64.1
                                                                ------------    -------------   -------------   --------------
Gross profit                                                            40.6             38.2            39.1             35.9
Selling, general and administrative expenses                            35.1             33.4            34.5             33.1
                                                                ------------    -------------   -------------   --------------
Operating income, as adjusted                                            5.5              4.8             4.6              2.8
Expenses associated with merger integration                               --              2.0              --              2.0
Expenses associated with non-cash compensation                          (0.0)            (0.0)            0.0              0.1
                                                                ------------    -------------   -------------   --------------
Operating income                                                         5.5              2.8             4.6              0.7
                                                                ------------    -------------   -------------   --------------
Interest expense                                                        (2.7)            (2.7)           (2.9)            (2.7)
Other, net                                                               0.1              0.0             0.1              0.0
                                                                ------------    -------------   -------------   --------------
Income (loss) before provision (benefit) for income
  taxes and extraordinary item                                           2.9              0.1             1.8             (2.0)
Provision (benefit) for income taxes                                     1.1              0.1             0.7             (0.7)
                                                                ------------    -------------   -------------   --------------
Net income (loss) before extraordinary item                              1.8               --             1.1             (1.3)
Extraordinary gain, net of $1,759 income taxes                           0.5               --             0.2               --
                                                                ------------    -------------   -------------   --------------
Net income (loss)                                                        2.3%            0.0%             1.3%            (1.3)%
                                                                ============    ============    =============   ==============

         Net sales consist primarily of comparable store net sales, new store net sales, Service Store net sales and net sales to the wholesale dealer network. Comparable store net sales is calculated based on the change in net sales starting once a store has been opened for thirteen complete accounting periods (each period represents four weeks). Relocations are included in comparable store net sales from the original date of opening. Additionally, each converted Parts America store is included in the comparable store net sales calculation after thirteen complete accounting periods following its conversion to an Advance Auto Parts store. Holding has historically not included the Service Stores in the comparable store net sales calculation but intends to during fiscal 2001.

         Holding's cost of sales includes merchandise costs and warehouse and distribution expenses as well as service labor costs for the Service Stores and the one Company-owned retail store in California. Gross profit as a percentage of net sales may be affected by variations in Holding's product mix, price changes in response to competitive factors and fluctuations in merchandise costs and vendor programs. The Company seeks to avoid fluctuation in merchandise costs by entering into long-term purchasing agreements with vendors in exchange for pricing certainty, but there can be no assurance such measures will in fact mitigate the effect of fluctuations in merchandise costs on gross profits.

         Selling, general and administrative expenses are comprised of store payroll, store occupancy, net advertising expenses, depreciation and amortization, other store expenses and general and administrative expenses, including salaries and related benefits of corporate employees, administrative office expenses, data processing, professional expenses and other related expenses.

Twelve Weeks Ended October 7, 2000 Compared to Twelve Weeks Ended October 9,
1999

         Net sales for the twelve weeks ended October 7, 2000 were $552.1 million, an increase of $29.3 million or 5.6% over net sales for the twelve weeks ended October 9, 1999. Net sales for the Retail segment increased $37.5 million or 7.7%. The net sales increase for the Retail segment was due to an increase in the comparable store sales of 4.0%, contributions from new stores opened within the last year and increased net sales from converted Parts America stores not included in the comparable store sales calculation. The comparable store sales increase of 4.0% was primarily a result of growth in both the DIY and DIFM market segments, as well as the continued maturation of new stores and the converted Parts America stores included in the comparable store sales calculation. Comparable store sales increased 8.6% for the twelve weeks ended October 9, 1999 as compared to the comparable period of fiscal 1998. Net sales for the Wholesale segment decreased 22.1% or $8.2 million due to a decline in the number of independently owned dealer stores and increased local competition for the dealers.

         During the twelve weeks ended October 7, 2000, the Company opened 32 new stores, relocated three stores and closed five stores, bringing the total retail stores to 1,701. The Company has 1,216 stores participating in its commercial delivery program, a result of no net program changes during the third quarter of fiscal 2000.

         Gross profit for the twelve weeks ended October 7, 2000 was $223.9 million or 40.6% of net sales, as compared to $199.6 million or 38.2% of net sales in the twelve weeks ended October 9, 1999. The increase in the gross profit percentage is reflective of the realization of certain purchasing synergies, fewer product liquidations, lower inventory shrinkage and freight costs and the continued decline in net sales of the lower margin Wholesale segment. The higher shrinkage and freight costs in fiscal year 1999 were primarily related to merchandise conversions and product liquidations resulting from the Western Merger. The gross profit for the Retail segment was $217.9 million or 41.7% of net sales for the twelve week period ended October 7, 2000, as compared to $191.8 million or 39.5% of net sales for the twelve week period ended October 9, 1999.

         Selling, general and administrative expenses, before integration expenses and non-cash compensation, increased to $193.9 million or 35.1% of net sales for the twelve week period ended October 7, 2000, from $174.5 million or 33.4% of net sales for the twelve week period ended October 9, 1999. The increase in selling, general and administrative expenses is primarily attributable to the continued sales decline in the Wholesale segment, which carries lower selling, general and administrative expenses as a percentage of sales as compared to the Retail segment. Additionally, the Company has incurred higher than expected medical claims as well as higher payroll, depreciation and supplies expense, partially offset by a decrease in net advertising costs, as a percentage of sales, as compared to the twelve week period ended October 9, 1999. The Company's commitment to its goal of making human resources a core competency, which it believes is critical to the Company's long-term success, has resulted in additional staffing in the stores and increased medical plan costs. The Company expects this commitment to increase the productivity of store personnel, which will positively impact store profitability and customer service. The increase in depreciation expense is primarily related to the change in an accounting estimate to reduce the depreciable lives of certain property and equipment on a prospective basis. Additionally, the decrease in net advertising costs is a result of advertising dedicated to the converted Parts America store grand openings during third quarter of fiscal 1999.

         Operating income, as adjusted for expenses associated with integration expenses and non-cash compensation, in the twelve weeks ended October 7, 2000 was $30.0 million or 5.5% of net sales, as compared to $25.1 million or 4.8% of net sales in the twelve weeks ended October 9, 1999. The Retail segment contributed $26.9 million to operating income, while the Wholesale segment contributed $3.1 million to operating income.

         EBITDA (operating income plus depreciation and amortization), as adjusted for integration expenses and non-cash compensation, was $46.3 million in the twelve week period ended October 7, 2000 or 8.4% of net sales, as compared to $39.4 million or 7.5% of net sales in the twelve week period ended October 9, 1999. EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as a substitute for net income as an indicator of operating performance or as an alternative to cash flow (as measured by GAAP) as a measure of liquidity. Holding's method for calculating EBITDA may differ from similarly titled measures reported by other companies. Management believes certain one-time expenses, expenses associated with merger integration and non-cash compensation should be eliminated from the EBITDA calculation to evaluate the operating performance of the Company.

         Interest expense for the twelve week period ended October 7, 2000 was $15.2 million or 2.7% of net sales, as compared to $14.2 million or 2.7% of net sales for the twelve week period ended October 9, 1999. Interest expense increased as a result of higher interest rates, offset by a reduction in average borrowings during the twelve week period ended October 7, 2000. During the third quarter of fiscal 2000, the Company repurchased $30.6 million of Senior Subordinated Notes. As a result of the early extinguishment of debt, the Company expects to benefit from lower interest expense in the future.

         Income tax expense for the twelve weeks ended October 7, 2000 was $5.9 million compared to $0.5 million in the twelve weeks ended October 9, 1999. This increase was primarily due to the increase in income before taxes for the twelve weeks ended October 7, 2000 as compared to the twelve weeks ended October 9, 1999.

         Holding recorded net income of $12.4 million for the twelve week period ended October 7, 2000, as compared to a net income of $0.2 million for the twelve week period ended October 9, 1999. In addition to the items previously discussed, Holding also recorded an extraordinary gain related to the early extinguishment of debt of $2.9 million, net of $1.8 million provided for income taxes and $0.9 million of associated deferred debt issuance costs. As a percentage of sales, net income for the twelve week period ended October 7, 2000 was 2.3% as compared to net income of 0.0% for the twelve week period ended October 9, 1999.

Forty Weeks Ended October 7, 2000 Compared to Forty Weeks Ended October 9, 1999

         Net sales for the forty weeks ended October 7, 2000 were $1,787.4 million, an increase of $51.8 million or 3.0% over net sales for the forty weeks ended October 9, 1999. Net sales for the Retail segment increased $107.6 million or 6.9%. The net sales increase for the Retail segment was due to an increase in the comparable store sales of 3.8%, contributions from new stores opened within the last year and increased net sales from converted Parts America stores not included in the comparable store sales calculation. The comparable sales increase of 3.8% was primarily a result of growth in both the DIY and DIFM market segments, as well as the continued maturation of new stores and the converted Parts America stores included in the comparable store sales calculation. Comparable store sales increased 11.4% for the forty weeks ended October 9, 1999 as compared to the comparable quarter of fiscal 1998. Net sales for the Wholesale segment decreased 32.9% or $55.9 million due to a decline in the number of independently owned dealer stores and increased local competition for the dealers.

         During the forty weeks ended October 7, 2000, the Company opened 106 new stores, relocated nine stores and closed 21 stores, bringing the total retail stores to 1,701. The Company has 1,216 stores participating in its commercial delivery program, a result of adding 122 net stores during fiscal 2000.

         Gross profit for the forty weeks ended October 7, 2000 was $699.4 million or 39.1% of net sales, as compared to $622.5 million or 35.9% of net sales in the forty weeks ended October 9, 1999. The increase in the gross profit percentage is reflective of the realization of certain purchasing synergies, fewer product liquidations, lower inventory shrinkage and freight costs and the continued decline in net sales of the lower margin Wholesale segment. The higher shrinkage and freight costs in fiscal year 1999 were primarily related to merchandise conversions and product liquidations resulting from the Western Merger. The gross profit for the Retail segment was $681.6 million or 40.7% of net sales for the forty week period ended October 7, 2000, as compared to $595.6 million or 38.0% of net sales for the forty week period ended October 9, 1999.

         Selling, general and administrative expenses, before integration expenses and non-cash compensation, increased to $617.3 million or 34.5% of net sales for the forty week period ended October 7, 2000, from $574.2 million or 33.1% of net sales for the forty week period ended October 9, 1999. The increase in selling, general and administrative expenses is primarily attributable to the continued sales decline in the Wholesale segment, which carries lower selling, general and administrative expenses as a percentage of sales as compared to the Retail segment. Additionally, the Company has incurred higher than expected medical claims as well as higher payroll, insurance and depreciation expense, partially offset by a decrease in net advertising costs, as a percentage of sales, as compared to the forty week period ended October 9, 1999. The Company's commitment to its goal of making human resources a core competency, which it believes is critical to the Company's long-term success, has resulted in additional staffing in the stores and increased medical plan costs. The Company expects this commitment to increase the productivity of store personnel, which will positively impact store profitability and customer service. The increase in depreciation expense is primarily related to the change in an accounting estimate to reduce the depreciable lives of certain property and equipment on a prospective basis. Additionally, the decrease in net advertising costs is a result of advertising dedicated to the converted Parts America store grand openings during fiscal 1999.

         Operating income, as adjusted for expenses associated with integration expenses and non-cash compensation, in the forty weeks ended October 7, 2000 was $82.1 million or 4.6% of net sales, as compared to $48.4 million or 2.8% of net sales in the forty weeks ended October 9, 1999. The Retail segment contributed $77.7 million to operating income, while the Wholesale segment contributed $4.4 million to operating income for the forty weeks ended October 7, 2000.

         EBITDA (operating income plus depreciation and amortization), as adjusted for integration expenses and non-cash compensation, was $132.7 million in the forty week period ended October 7, 2000 or 7.4% of net sales, as compared to $92.0 million or 5.3% of net sales in the forty week period ended October 9, 1999. EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as a substitute for net income as an indicator of operating performance or as an alternative to cash flow (as measured by GAAP) as a measure of liquidity. Holding's method for calculating EBITDA may differ from similarly titled measures reported by other companies. Management believes certain one-time expenses, expenses associated with merger integration and non-cash compensation should be eliminated from the EBITDA calculation to evaluate the operating performance of the Company.

         Interest expense for the forty week period ended October 7, 2000 was $51.8 million or 2.9% of net sales, as compared to $47.4 million or 2.7% of net sales for the forty week period ended October 9, 1999. The increase in interest expense is a result of an increase in interest rates over the similar period of fiscal year 1999 offset by a decrease in net outstanding borrowings. During the third quarter of fiscal 2000, the Company repurchased $30.6 million of Senior Subordinated Notes. As a result of the early extinguishment of debt, the Company expects to benefit from lower interest expense in the future.

         Income tax expense for the forty weeks ended October 7, 2000 was $11.9 million compared to a benefit of $12.3 million in the forty weeks ended October 9, 1999. This increase was primarily due to having income before taxes for the forty week period ended October 7, 2000 as compared to a net loss for the forty week period ended October 9, 1999.

         Holding recorded net income of $21.9 million for the forty week period ended October 7, 2000, as compared to a net loss of $22.7 million for the forty week period ended October 9, 1999. In addition to the items previously discussed, Holding also recorded an extraordinary gain related to the early extinguishment of debt of $2.9 million, net of $1.8 million provided for income taxes and $0.9 million of associated deferred debt issuance costs. As a percentage of sales, net income for the forty week period ended October 7, 2000 was 1.3% as compared to a net loss of 1.3% for the forty week period ended October 9, 1999.

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

         During fiscal 2000, the Company expects to open approximately 140 new stores, of which 106 have been opened as of October 7, 2000. The average new store opening requires capital expenditures of approximately $120,000 per store and an inventory investment of approximately $350,000 per store, a portion of which is held at a distribution facility. A substantial portion of these inventories is financed through vendor payables. Pre-opening expenses, consisting primarily of store set-up costs and training of new store employees, average approximately $25,000 per store and are expensed when incurred.

         Historically, the Company has negotiated extended payment terms from suppliers to help finance inventory growth, and the Company believes that it will be able to continue financing much of its inventory growth through such extended payment terms. The Company anticipates that inventory levels will continue to increase primarily as a result of new store openings and increased SKU levels.

         The Company continually monitors store performance, which results in closing certain store locations not meeting profitability objectives. During the first three quarters of fiscal 2000, the Company closed five stores included in the fiscal 1999 restructuring activities and made the decision to close or relocate 18 additional stores not meeting profitability objectives, 16 of which have been closed as of October 7, 2000.

         As a result of the Western Merger, the Company decided to close certain Advance Auto Parts stores due to store performance or because such stores were in overlapping markets with Parts America stores. As part of normal operations, the Company will continue to review store performance and close additional stores not meeting profitability objectives. The Western Merger also resulted in restructuring reserves recorded in purchase accounting for the closure of certain Parts America stores, severance and relocation costs and other facility exit costs. As of October 7, 2000, these reserves had a remaining balance of $10.5 million. The Company also assumed certain restructuring and deferred compensation liabilities previously recorded by Western Auto Supply Company. At October 7, 2000, the remaining assumed liability for the restructuring and deferred compensation plans was $3.4 million and $5.7 million, respectively, of which $2.0 million and $1.5 million, respectively, is recorded as a current liability. The classification for deferred compensation is determined by employee election, and can be changed upon 12 months' notice.

         For the forty weeks ended October 7, 2000, net cash provided by operating activities was $100.8 million. Of this amount, $21.9 million was provided by net income. Depreciation and amortization provided an additional $50.6 million, amortization of deferred debt issuance costs and bond discount provided $10.0 million and $18.3 million was provided as a result of a net decrease in working capital and other, primarily attributable to the Company's successful efforts in maintaining extended payment terms from its vendors. Net cash used for investing activities was $42.1 million and was comprised primarily of net capital expenditures. Net cash used in financing activities was $64.9 million and was comprised primarily of a decrease in net borrowings, including the repurchase of the Senior Subordinated Notes during the third quarter of fiscal 2000 with cash flows provided by operating activities through the forty week period ended October 7, 2000.

         Holding believes it will have sufficient liquidity to fund its debt service obligations and implement its growth strategy over the next twelve months. As of October 7, 2000, Holding and the Company had reduced their outstanding indebtedness by $67.0 million since January 1, 2000 to $571.3 million consisting of $81.8 million of Senior Discount Debentures (the "Debentures"), $169.4 million of Senior Subordinated Notes (the "Senior Subordinated Notes"), borrowings of $308.5 million under the bank credit facility (the "Credit Facility"), $10.0 million of indebtedness under the McDuffie County Development Authority Taxable Industrial Bonds ("IRB") and $1.6 million of other notes payable.

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

         The Senior Subordinated Notes bear interest at a rate of 10.25%, payable semiannually, and require no principal payments until maturity in April 2008. The indenture governing the Senior Subordinated Notes contains certain covenants that limit, among other things, the ability of the Company and its restricted subsidiaries to incur additional indebtedness and issue preferred stock, pay dividends or certain other distributions, issue stock of subsidiaries, make certain investments, repurchase stock and certain indebtedness, create or incur liens, engage in transactions with affiliates, enter into new businesses, sell stock of restricted subsidiaries and restrict the Company from engaging in certain mergers or consolidations and sell assets. The IRB bears interest at a variable rate, payable monthly, and will require no principal payments until maturity in November 2002.

         During the third quarter of fiscal 2000, the Company repurchased $30.6 million face value of Senior Subordinated Notes at a price ranging from 81.5 to
82.5 percent of their face value. Accordingly, the Company recorded a gain related to the extinguishment of this debt of $2.9 million, net of $1.8 million provided for income taxes and $.9 million of associated deferred debt issuance costs.

         The Company has access to a total of $463.5 million through the Credit Facility in addition to its operating cash flow. The Credit Facility provides for (i) a $124.0 million Tranche B term loan, which was made at the closing of the recapitalization; (ii) a revolver with maximum borrowings including letters of credit of approximately $125.0 million, of which $11.9 million was outstanding for letters of credit, at October 7, 2000, (iii) a $124.5 million delayed draw term loan of which $94.5 million was borrowed at October 7, 2000 and (iv) a $90.0 million deferred term loan facility which was drawn at the closing of the Western Merger. The term loan facilities, other than the Tranche B term loan, will mature on the sixth anniversary of initial borrowing, and the Tranche B term loan will mature on the eighth anniversary of initial borrowing. Annual principal payments on the term loan facilities prior to the sixth anniversary of initial borrowing will be nominal; thereafter, required principal payments will be approximately $236.5 million in 2004, $60.0 million in 2005 and $30.0 million in 2006, assuming the term loan facilities have been fully borrowed. The revolving loan facility will mature on the sixth anniversary of initial borrowing. The interest rates under the delayed draw facilities and the revolver are determined by reference to a pricing grid that will provide the applicable interest rate margins based on the Company's trailing total debt to EBITDA ratio (as defined in the Credit Facility). Based upon the Company's operating ratios at October 7, 2000, the margins were 1.75% and 0.75% for Eurodollar and base rate borrowings, respectively. Additionally, at October 7, 2000, the margin under the Tranche B term loan and the deferred term loan facility was 2.50% on a Eurodollar rate and 1.50% on the base rate borrowings.

         Borrowings under the Credit Facility are required to be prepaid, subject to certain exceptions, with (a) 50% of defined excess cash flow, (b) 100% of the net cash proceeds of all asset sales or other dispositions of property by the Company and its subsidiaries (including certain insurance and condemnation proceeds), subject to certain exceptions (including exceptions for
(i) reinvestment of certain asset sale proceeds within 360 days of such sale and
(ii) certain sale-leaseback transactions), (c) 100% of the net proceeds of issuances of debt obligations of the Company and its subsidiaries and (d) 100% of the net proceeds of issuance of equity of the Company and its subsidiaries. Because increases in net working capital, capital expenditures and debt repayments are deducted in calculating excess cash flow, the Company does not anticipate that the prepayment obligation under the Credit Facility in respect thereof will have a material effect on its operating strategy. With respect to growth through acquisitions, the operation of this covenant may result in the application of cash resources for prepayments which would require the Company to secure additional equity or debt financing to fund an acquisition, but while no assurance can be given, the Company does not anticipate that this would have a material effect on its ability to finance acquisitions in the future. The Company did not make any mandatory prepayments in fiscal 1999, and does not anticipate any mandatory prepayments in fiscal 2000.

         The loans under the Credit Facility are secured by a first priority security interest in all tangible and intangible assets of the Company. Amounts available to the Company under the revolver and delayed draw term loans are subject to a borrowing base formula, which is based on certain percentages of the Company's inventories. As of October 7, 2000, $142.4 million was available under these facilities. The Company intends to use borrowings under the revolver and delayed draw term loans, as well as internally generated funds, for store expansion and funding of working capital.

         The Credit Facility contains covenants restricting the ability of the Company and its subsidiaries to, among others things, (i) pay dividends on any class of capital stock or make any payment to purchase, redeem, retire, acquire, cancel or terminate capital stock, (ii) prepay, redeem, retire, acquire, cancel or terminate debt, (iii) incur liens or engage in sale-leaseback transactions,
(iv) make loans, investments, advances or guarantees, (v) incur additional debt (including hedging arrangements), (vi) make capital expenditures, (vii) engage in mergers, acquisitions and asset sales, (viii) engage in transactions with affiliates, (ix) enter into any agreement which restricts the ability to create liens on property or assets or the ability of subsidiaries to pay dividends or make payments on advances or loans to the Company or other subsidiaries, (x) change the nature of the business conducted by the Company and its subsidiaries,
(xi) change the passive holding company status of Holding and (xii) amend existing debt agreements or the Company's or Holding's certificate of incorporation, by-laws or other organizational documents. The Company is also required to comply with financial covenants in the Credit Facility with respect to (a) limits on annual aggregate capital expenditures, (b) a maximum leverage ratio, (c) a minimum interest coverage ratio and (d) a minimum retained cash earnings test. The Company is generally prohibited from paying dividends (including to Holding) except that as long as no defined event of default under the Credit Facility then exists, the Company will be permitted to pay dividends to Holding in an amount sufficient to cover the cash interest due on the Senior Discount Debentures (the "Debentures") commencing October 15, 2003. The Company believes it is in compliance with the above covenants under the Credit Facility as of October 7, 2000.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Holding currently utilizes no material derivative financial instruments that expose it to significant market risk. Holding is exposed to cash flow and fair value risk due to changes in interest rates with respect to its long-term debt. While Holding cannot predict the impact that interest rate movements will have on its debt, exposure to rate changes is managed through the use of fixed and variable rate debt. Holding's exposure to interest rate risk decreased during the first three quarters of fiscal 2000 due to decreased outstanding borrowings offset by increased interest rates.

     Holding's fixed rate debt consists primarily of outstanding balances on the Debentures and Senior Subordinated Notes. Holding's variable rate debt relates to borrowings under the Credit Facility and the IRB. Holding's variable rate debt is primarily vulnerable to movements in the LIBOR, Prime, Federal Funds and Base CD rates.

     The table below presents principal cash flows and related weighted average interest rates on Holding's long-term debt at October 7, 2000 by expected maturity dates. Expected maturity dates approximate contract terms. Fair values included herein have been determined based on quoted market prices. Weighted average variable rates are based on implied forward rates in the yield curve at October 7, 2000. Implied forward rates should not be considered a predictor of actual future interest rates.

                                                                                                                     Fair
                                Fiscal     Fiscal      Fiscal   Fiscal    Fiscal                                    Market
                                 2000       2001        2002     2003      2004         Thereafter     Total         Value
                              ---------  ---------  --------- --------  -----------   ------------  -----------   -----------
Long-term debt:                                                  (dollars in thousands)
   Fixed rate............      $      -   $      -   $      -  $     -   $        -    $   281,450   $  281,450    $  183,720
   Weighted average
     interest rate.......             -          -          -        -            -           11.3%        11.3%
   Variable rate.........      $  1,000   $  3,000   $ 14,000  $ 4,000   $  206,500    $    90,000   $  318,500    $  318,500
   Weighted average
     interest rate.......           9.2%       8.7%       8.7%     8.9%         8.9%           9.0%         8.7%

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

         The Company is also involved in various other claims, lawsuits and environmental issues arising in the normal course of business. The damages claimed against the Company in some of these proceedings are substantial. Although the final outcome of these legal matters cannot be determined, based on the facts presently known, it is management's opinion that the final outcome of such claims and lawsuits will not have a material, adverse effect on the Company's financial position or future results of operations.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

         On September 11, 2000, Holding issued and sold 1,000 shares of its Class A common stock, $0.01 par value per share (the "Shares"), at a price per share of $16.82 or an aggregate purchase price of $16,820 to certain employees of the Company (the "Purchasers"). Holding offered and sold the Shares pursuant to the Advance Holding Corporation 1998 Employee Stock Subscription Plan, as amended (the "Plan"), which Holding filed as an exhibit to its Registration Statement on Form S-4, effective October 30, 1998 (Registration No. 333-56013). As consideration for the Shares, Holding received $8,410 in cash, and $8,410 in the form of secured promissory notes, the payment of which are secured by individual stock pledge agreements with the Purchasers.

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

                                     ADVANCE HOLDING CORPORATION,
                                     a Virginia corporation


         November 16, 2000           By: /s/ Jimmie L. Wade
                                        ----------------------------------------
                                        Jimmie L. Wade
                                        President and Chief Financial Officer,
                                        Secretary (as principal executive and
                                        accounting officer)