Form 10-K
period 2000-12-30
ADVANCE HOLDING CORP
filed 2001-03-30
CIK 1061889

================================================================================
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION


                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 30, 2000
                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to ________.

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

Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_] Not Applicable.

     As of March 30, 2001, the registrant had outstanding 28,280,550 shares of Class A Common Stock, par value $0.01 per share (the only class of common stock of the registrant outstanding). The registrant's Class A Common Stock is not traded in a public market.

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

Item 1.     Business.

General

        Advance Holding Corporation ("Holding") conducts all of its operations through its wholly owned subsidiary, Advance Stores Company, Incorporated and its subsidiaries (the "Company"). As of December 30, 2000, the Company operated 1,728 stores in 37 states, Puerto Rico and the Virgin Islands operating under the "Advance Auto Parts" and "Western Auto" names (the "Retail" segment). Advance Auto Parts is the second largest specialty retailer of automotive parts, accessories and maintenance items in the United States, and based on store count, the Company believes it is the largest retailer in a majority of its markets. The Western Auto stores (the "Service Stores") included in the Retail segment offer automotive parts, accessories and service as well as home and garden merchandise. The Company also operates a wholesale distribution network which includes distribution services of automotive parts and accessories and home and garden merchandise to approximately 590 independently-owned dealer stores in 48 states and one Company-owned retail store in California all operating under the "Western Auto" trade name (the "Wholesale segment"). Since fiscal 1999, the Company has derived over 90% of its total revenues from the retail sale of automotive parts and accessories. For fiscal 1998 and prior (before the Western Auto Supply Company Merger in November 1998), 100% of the Company's total revenues were derived from the retail sale of automotive parts and accessories.

        The Company was formed in 1929. In the 1980s, the Company sharpened its marketing focus to target sales of automotive parts and accessories to "do-it-yourself" ("DIY") customers and accelerated its growth strategy. From the 1980s through the present, the Company has grown significantly through new store openings and strategic acquisitions. In 1996, the Company began to aggressively expand its sales to "do-it-for-me" ("DIFM") customers by implementing a commercial sales program ("Commercial Program") in the Retail segment. The Commercial Program includes specific marketing to attract additional DIFM customers and delivery of parts and accessories to third party automotive service and repair providers in certain markets ("Commercial Delivery").

Recapitalization

        In April 1998, Holding consummated its recapitalization (the "Recapitalization"). See Note 15 to "Item 8. Financial Statements" for a detailed discussion of the Recapitalization.

Western Merger

        In November 1998, Holding completed a Plan of Merger (the "Western Merger") with Sears, Roebuck and Co. ("Sears") to acquire Western Auto Supply Company ("Western"). As consideration in the Western Merger, the Company issued to Sears 11,474,606 shares of Common Stock of Holding (the "Holding Common Stock") and paid Sears $185.0 million in cash. Certain existing stockholders of Holding invested an additional $70.0 million in equity to fund a portion of the cash purchase price, the remainder of which was funded through additional borrowings under the Company's Credit Facility (the "Credit Facility") and cash on hand. See Note 16 to "Item 8. Financial Statements" for further discussion of the Western Merger.

        The integration of Western included converting a net 545 Parts America stores (the "Parts America Conversion") to Advance Auto Parts stores, adding a net 39 Western Auto stores and began supplying Western Auto dealer stores in 48 states. In addition, the Company consolidated duplicative facilities, integrated certain administrative and support functions into its corporate headquarters, separated or relocated certain employees and integrated the management information systems of the combined companies.

Store Operations

        Retail Operations

        The Company's domestic stores are generally located in or adjacent to good visibility, high traffic strip shopping centers. These stores generally range in size from 5,000 to 10,000 square feet, averaging approximately 7,500 square feet, and currently stock between 16,000 and 21,000 stock keeping units ("SKUs"). In addition, approximately 115,000 SKUs that are not stocked at the store level are available on a next or same day basis to virtually all domestic stores through the Company's PDQ(R) network. During fiscal 2000, the Company initiated a Mini-PDQ(R) concept that utilizes existing space in certain stores to ensure the availability of regional specific products to all stores in their demographic market. On average a Mini-PDQ(R) makes an additional 7,500 to 12,000 SKUs available on a same day basis in these markets.

        Additionally, as of December 30, 2000, the Company had 1,209 of the total Retail stores participating in Commerical Delivery. Commercial Delivery utilizes store employees to take orders from commercial customers and deliver the orders in designated vehicles assigned to the participating stores.

        The Company's domestic stores are divided into three regions, which are managed by Senior Vice Presidents who are supported by 10 Regional Vice Presidents. Reporting to the Regional Vice Presidents are Division Managers who have direct responsibilities for store operations. A typical division consists of 14 to 18 stores. Depending on store size and sales volume, each store is staffed by 8 to 30 employees under the leadership of a Store Manager. Stores are generally open seven days a week from 8:00 a.m. to 8:00 p.m.

        The Service Stores in Puerto Rico and the Virgin Islands comprise a fourth region of the Retail segment and are managed by one Senior Vice President who is supported by a Vice President, six District Managers, Store Managers and field personnel. These stores average approximately 16,000 square feet and stock approximately 21,000 SKUs of automotive and home and garden merchandise, and are staffed with up to 60 employees depending on store size and sales volume. The store hours are generally 7:00 a.m. to 8:00 p.m. seven days a week.

The Company's Retail segment stores are currently located as follows:


                   Number of                         Number of                                  Number of
                  Stores as of                       Stores as of                             Stores as of
  Location        December 30,       Location        December 30,          Location           December 30,
                     2000                                2000                                   2000
-----------    --------------    ---------------    --------------     -----------------     --------------
Alabama              60           Maine                   7             Pennsylvania             124
Arkansas             19           Maryland               30             Puerto Rico               39
Colorado             15           Massachusetts          20             Rhode Island               3
Connecticut          24           Michigan               42             South Carolina            95
Delaware              5           Mississippi            22             South Dakota               6
Florida              25           Missouri               37             Tennessee                114
Georgia             130           Nebraska               16             Texas                     41
Illinois             23           New Hampshire           3             Vermont                    2
Iowa                 25           New Jersey             17             Virgin Islands             2
Indiana              65           New York               95             Virginia                 125
Kansas               26           North Carolina        165             West Virginia             61
Kentucky             62           Ohio                  140             Wisconsin                 16
Louisiana            23           Oklahoma                2             Wyoming                    2


        Wholesale Operations

        The wholesale dealer operations are managed by one Senior Vice President, a Vice President, a National Sales Manager, an Operations Manager and various field and support personnel. The wholesale dealer operations consist of a network of independently owned locations, which include associate, licensee, sales center and franchise dealers. Associate, licensee and franchise stores have rights to the use of the "Western Auto" name and certain services provided by the Company. Sales centers only have the right to purchase certain products from Western. The Company and Western also provide services to Wholesale through various administrative and support functions chosen by each independent location.

Purchasing and Merchandising

        Merchandise is selected and purchased for all stores in the Retail and Wholesale segments by personnel at the Company's corporate offices in Roanoke, Virginia and Kansas City, Missiouri. In fiscal 2000, the Company purchased from over 200 vendors, with no single vendor accounting for 10% or more of purchases. The Company's purchasing strategy involves negotiating multi-year agreements with certain vendors. In connection with the Western Merger, the Company entered into several long-term agreements that provide more favorable terms and pricing, which will continue through the current term of the agreements, generally three to five years.

        The Company's merchandising objective related to automotive products is to carry a broad selection of brand names in the Advance Auto Parts stores such as: Fram-Bendix-Autolite, Fel-Pro, Federal-Mogul and AC Delco, that generate customer traffic and appeal to the Company's commercial delivery customers. Additionally, the Service Stores and the Wholesale segment carry home and garden products by Whirlpool, Maytag, MTD Lawn Products, Electrolux Home Products and automotive products by Michelin, Goodyear, General/Continental and Bridgestone in addition to those products carried in the Advance Auto Parts stores. In connection with the Western Merger, the Company reached agreements with Sears to supply the Service Stores and the Wholesale segment with certain DieHard(R) and Craftsman(R) brand products. In addition to such branded products, the Company stocks a wide selection of high quality private label products that appeal to value conscious customers. Sales of replacement parts account for approximately 60% of the Company's sales and generate higher gross profit margins than maintenance items or general accessories. The Company determines its product mix based on a merchandising program designed to identify the optimal inventory mix at each individual store based on that store's historical and projected sales.

Warehouse and Distribution

        The Company currently operates six distribution centers that service Advance Auto Parts stores in the United States. The Company also operates a separate distribution center in the United States that services the Service Stores and the Wholesale segment.

        All distribution centers are equipped with technologically advanced material handling equipment, including carousels, "pick to light" systems, radio frequency technology and automated sorting systems.

        The Company offers approximately 25,000 SKUs on a next day basis to substantially all of its domestic retail stores via its nine PDQ(R) warehouses. Stores place orders to these facilities through an on-line ordering system, and ordered parts are delivered to substantially all stores the next day through the Company's dedicated PDQ(R) trucking fleet. In addition, the Company operates a PDQ(R) warehouse that stocks approximately 90,000 SKUs of harder to find automotive parts and accessories. This facility is known as the "Master PDQ(R)" warehouse and utilizes existing PDQ(R) distribution infrastructure to provide next day service to substantially all of the Advance Auto Parts stores. During fiscal year 2000, the Company embarked on a new Mini PDQ(R) distribution concept that utilizes store space to provide certain demographic markets with an additional customized mix of approximately 7,500 to 12,000 SKUs. As of December 30, 2000, the Company operates four Mini PDQ(R) facilities and plans to open up to six additional facilities in fiscal 2001.

The following table sets forth certain information relating to the Company's main distribution facilities:

                                                                 Opening                                              Size
              Distribution Facility                                Date             Area Served                     (Sq. ft.)
------------------------------------------------------------    -----------   -------------------------          --------------
Main Distribution Centers
       Roanoke, Virginia....................................       1988       Mid-Atlantic                           440,000
       Gadsden, Alabama.....................................       1994       South                                  240,000
       Jeffersonville, Ohio.................................       1996       Mid West                               383,000
       Gastonia, North Carolina (1).........................       1969       Service Stores, Wholesale              663,000
                                                                              Dealer Netwo
       Salina, Kansas (1)...................................       1971       West                                   441,000
       Delaware, Ohio (1)...................................       1972       Northeast                              510,000
       Thomson, Georgia.....................................       1999       Southeast                              383,000

PDQ(R) Warehouses

       Salem, Virginia......................................       1983       Mid-Atlantic                            50,400
       Smithfield, North Carolina...........................       1991       Southeast                               42,000
       Jeffersonville, Ohio (2).............................       1996       Mid West                                50,000
       Thomson, Georgia (2).................................       1998       South, Southeast                        50,000
       Goodlettesville, Tennessee...........................       1999       Central                                 41,900
       Youngwood, Pennsylvania..............................       1999       East                                    49,000
       Riverside, Missouri..................................       1999       West                                    45,000
       Guilderland Center, New York.........................       1999       Northeast                               47,400
       Temple, Texas (1)(3).................................       1999       Southwest                              100,000

Master PDQ(R) Warehouse

       Andersonville, Tennessee.............................       1998       All                                    116,000


(1)   The Company acquired these facilities in the Western Merger in November
      1998.
(2)   This facility is located within the main distribution center.
(3) Total capacity of this facility is approximately 550,000 square feet and is held for sale at December 30, 2000.

Management Information Systems

        Store Based Information Systems

        The Company has store-based information systems located in its Advance Auto Parts stores, which are designed to improve the efficiency of its operations and enhance customer service, and are comprised of Point-of-Sale ("POS"), Electronic Parts Catalogs ("EPC") and Store Level Inventory Management ("SLIM") systems. These systems are tightly integrated in the store and interact with the Company's corporate offices in Roanoke, Virginia via a frame relay communications network. Together, these systems provide real time, comprehensive information to store personnel, resulting in improved customer service and in-stock availability.

        Point-of-Sale: The POS system has improved store productivity and customer service by streamlining store procedures. POS information is used to formulate the Company's pricing, marketing and merchandising strategies as well as to rapidly replenish inventory. Beginning in second quarter of fiscal 2001, the Company will begin to install a new POS system in all stores. The system is designed to improve customer check out time as well as decrease the amount of time required to train new store associates. In addition, the new POS system will provide additional customer purchase and warranty history, which may be used for targeted marketing programs in the future.

        Electronic Parts Catalog: The EPC system is a software based system that identifies the application, location and availability of over 2 million automotive parts and accessory applications. Additionally, the EPC system enables sales associates to assist customers in parts selection and ordering based on the year, model, engine type and application needed. The EPC system displays an identified part, its inventory status and its availability through the PDQ(R) system, if the part is not available at the store. The EPC system also displays related parts for sales associates to recommend to a customer, which leads to increased average sales per customer. The integration of this system with the POS system improves customer service by reducing time spent at the cash register and fully automating the sales process between the parts counter and the POS register. Additionally, this system allows sales associates to order parts and accessories electronically from the Company's PDQ(R) system with immediate confirmation of price, availability and delivery schedule. Information about a customer's automobile can be entered into a permanent customer database that can be accessed immediately whenever the customer visits or telephones the store. In conjunction with the rollout of the new POS system beginning in the second quarter of fiscal 2001, the Company will also install a new EPC in its stores. This new catalog, which is fully integrated with the new POS system, will provide store associates with additional product information and easier parts lookup via search engines and system navigation tools.

        To ensure ongoing improvement of EPC information in all stores, the Company has developed a corporate based EPC data management system that allows the Company to reduce the cycle time for cataloging and delivering updated product data to stores. This system also provides the capability of cataloging non-application specific parts and additional product information such as technical bulletins, images of parts and related diagrams of automobiles and expanded related parts for the item being purchased. The new corporate based EPC data management system will also be included in the rollout of the new point of sale system beginning in second quarter of fiscal 2001.

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

        Store IntraNet ("STORENET"): The STORENET provides all stores browser-based access to additional corporate information. This provides store personnel access to on-line training, operational manuals, store planograms, planning calendars and financial information.

        Communications Network: All Company locations in the United States communicate via a frame relay network. The Puerto Rico and Virgin Islands Service Stores are supported via a satellite network. The frame relay network provides adequate capacity to support the Company's growth strategy and future in-store applications.

        Financial Systems

        The Company is in the process of transitioning its administrative software to support key Financial and Human Resource functions to the software PeopleSoft, an enterprise resourse planning software. This transition will be completed in phases during the second and third quarters of fiscal 2001. The new software will bring about process improvements and efficiencies through the implementation of improved business processes. It will also provide improved reporting and access to information, and is intended to enable the Company to sustain future growth with current staffing levels.

        Logistics and Purchasing Information Systems

        Distribution Center Management System ("DCMS"): DCMS provides real-time inventory tracking throughout the stages of receiving, picking, shipping and replenishment at the distribution center level. The DCMS, integrated with material handling equipment, significantly reduces warehouse and distribution costs while improving efficiency. All of the Company's logistic facilities currently operate using this technology. As a result, the Company has the capacity to service over 2,000 stores from its six retail distribution centers that serve Advance Auto Parts stores and has the capability to support the Service Stores and the Wholesale segment from its Gastonia distribution center.

        E3 Replenishment System ("E3"): E3, which was implemented in 1994, monitors the Company's distribution center and PDQ(R) warehouse inventory levels and orders additional products when appropriate. In addition, the system tracks sales trends by SKU, allowing the Company to adjust future orders to evolving demand. The Company is currently implementing a store level replenishment version of E3 and has converted approximately 430 stores as of December 30, 2000. The Company plans to have all stores converted by the end of third quarter fiscal 2001.

Employees

        As of December 30, 2000, the Company employed approximately 15,500 full-time employees and 8,500 part-time employees. Approximately 83% of the Company's workforce is employed in store level operations, 13% in distribution and 4% in the Company's corporate offices in Roanoke, Virginia and Kansas City, Missouri. The Company has never experienced any labor disruption and believes that its labor relations are good.

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

E-commerce

        In January of fiscal 2000, the Company announced a joint venture with CSK Auto, Inc. ("CSK") and Sequoia Capital to form PartsAmerica.com, Inc. ("PartsAmerica.com"). PartsAmerica.com is an e-commerce destination in the automotive aftermarket that operates independently from its partners and utilizes the Company's and CSK's existing logistic systems to support its web-based operations. The Company has contributed the use of the "Parts America" trade name to PartsAmerica.com under a royalty free license agreement and the use of certain other assets. The Company is also party to a service agreement with PartsAmerica.com that defines the wholesale sale of merchandise to PartsAmerica.com and certain other services to be provided by the Company. The Company began selling product to PartsAmerica.com during third quarter of fiscal 2000.

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

        The Company owns and leases real property. Under various environmental laws and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under, or in such property. Such laws often impose joint and several liability and may be imposed without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous or toxic substances. Certain other environmental laws and common law principles also could be used to impose liability for releases of hazardous materials into the environment or work place, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. Compliance with such laws and regulations has not had a material impact on its operations to date, but there can be no assurance that future compliance with such laws and regulations will not have a material adverse effect on the Company or its operations. The Company believes it is currently in compliance with such laws and regulations.

Item 2.        Properties

        The following table sets forth certain information concerning the Company's principal facilities:

                                                                                                     Size       Nature of
                         Primary Use                             Location                          (Sq. ft.)    Occupancy
--------------------------------------------------------      ---------------------------        ------------  --------------
Corporate offices.......................................      Roanoke, Virginia                       49,000      Leased (1)
Corporate offices.......................................      Kansas City, Missouri                   12,500      Leased
Administrative offices..................................      Roanoke, Virginia                       40,000      Leased
Distribution center.....................................      Roanoke, Virginia                      440,000      Leased (2)
Distribution center.....................................      Gadsden, Alabama                       240,000      Owned
Distribution center.....................................      Salina, Kansas                         441,000      Owned
Distribution center.....................................      Delaware, Ohio                         510,000      Owned
Distribution center.....................................      Gastonia, North Carolina               663,000      Owned
Distribution center and regional PDQ(R)warehouses.......      Jeffersonville, Ohio                   383,000      Owned
Distribution center and regional PDQ(R)warehouses.......      Thomson, Georgia                       383,000      Leased (3)
Regional PDQ(R)Warehouse................................      Temple, Texas                          100,000      Owned (4)
Regional PDQ(R)Warehouse................................      Salem, Virginia                         50,400      Leased
Regional PDQ(R)Warehouse................................      Smithfield, North Carolina              42,000      Leased
Regional PDQ(R)Warehouse................................      Goodlettsville, Tennessee               41,900      Leased
Regional PDQ(R)Warehouse................................      Youngwood, Pennsylvania                 49,000      Leased
Regional PDQ(R)Warehouse................................      Riverside, Missouri                     45,000      Leased
Regional PDQ(R)Warehouse................................      Guilderland Center, New York            47,400      Leased
Master PDQ(R)Warehouse..................................      Andersonville, Tennessee               116,000      Leased


(1) This facility is owned by Ki, L.C., a Virginia limited liability company owned by two trusts for the benefit of a child and grandchild of Nicholas
     F. Taubman. See "Item 13. Certain Relationships and Related Transactions."
(2) This facility is owned by Nicholas F. Taubman. See "Item 13. Certain Relationships and Related Transactions."
(3) The construction of this facility was financed in fiscal 1997 by a $10.0 million IRB issuance from the Development Authority of McDuffie County of the State of Georgia, from which the Company leases the facility. The Company has an option to purchase this facility for $10.00 at the end of five years or upon prepayment of the outstanding bonds.
(4) Total capacity of this facility is approximately 550,000 square feet and is held for sale at December 30, 2000.

        At December 30, 2000, 134 and 1,595 of the Company's stores were owned and leased, respectively. The expiration dates (including renewal options) of the store leases are summarized as follows:

                  Years                Stores (1)
             ---------------         --------------
                2001-2002                  40
                2003-2007                 163
                2008-2012                 317
                2013-2022                 967
                2023-2032                  85
                2033-2048                  23


(1) Of these stores, 23 are owned by affiliates of the Company. See "Item 13. Certain Relationships and Related Transactions."

Item 3.      Legal Proceedings.

        In March 2000, the Company was notified that it has been named in a lawsuit filed on behalf of independent retailers and jobbers against the Company and others for various claims under the Robinson-Patman Act. The Company believes these claims are without merit and intends to defend them vigorously; however, the ultimate outcome of this matter can not be ascertained at this time.

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

        In November 1997, Joe C. Proffitt, Jr. on behalf of himself and all others in the states of Alabama, California, Georgia, Kentucky, Michigan, North Carolina, Ohio, South Carolina, Tennessee, Texas, Virginia and West Virginia who purchased batteries from the Company from November 1, 1991 to November 5, 1997 filed a class action complaint and motion of class certification against the Company in the circuit court for Jefferson County, Tennessee, alleging the sale by the Company of used, old or out-of-warranty automotive batteries as new. The complaint seeks compensatory and punitive damages. The Company believes it has no liability for such claims and intends to defend them vigorously.

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

Item 4.      Submission of Matters to a Vote of Securityholders.

        None.

                                    PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder
Matters.

        There is no established public trading market for the Holding Common Stock. As of March 30, 2001, there were approximately 61 holders of record of the Holding Common Stock.

        Holding has not paid cash dividends to its stockholders since the Recapitalization, and does not intend to pay cash dividends in the foreseeable future. In fiscal 1998, prior to the Recapitalization, Holding paid a dividend to its stockholders of approximately $15.0 million. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results Operations - Liquidity and Capital Resources" for a discussion of restrictions on Holding's ability to pay cash dividends.

Item 6.      Selected Financial Data.

        The following table sets forth selected consolidated statement of operations, balance sheet and other operating data of Holding. The selected consolidated financial data for each of the five fiscal years during the period ended December 30, 2000 are derived from the audited financial statements of Holding which have been audited by Arthur Andersen LLP. The data presented below should be read in conjunction with the consolidated financial statements of Holding and the notes thereto included herein, the other financial information included herein and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The following financial data includes certain expenses related to the merger integration and Parts America Conversion incurred in fiscal 1998 and fiscal 1999 and certain private company expenses that were eliminated in the Recapitalization. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a detailed discussion of these expenses.

                                                                                             Fiscal Year (1)
                                                                         ---------------------------------------------------------
                                                                           1996        1997         1998      1999         2000
                                                                         ---------   ---------   ---------- ----------   ---------
                                                                                           (dollars in thousands)
Statement of Operations Data:
Net sales............................................................    $ 705,983   $ 848,108   $1,220,759 $2,206,945   2,288,022
Cost of sales........................................................      437,615     524,586      766,198  1,404,113   1,392,127
Selling, general and administrative expenses (2).....................      228,113     280,900      400,546    780,114     800,845
Expenses associated with the Recapitalization (3)....................            -           -       14,277          -           -
Expenses associated with the restructuring in
 conjunction with the Western Merger(4)..............................            -           -        6,774          -           -
Non-cash and other employee compensation (5) (6).....................          113         195        1,135      2,483       2,261
Operating income.....................................................       40,142      42,427       31,829     20,235      92,789
Interest expense.....................................................        4,891       6,086       35,038     62,792      66,640
Other, net...........................................................          187        (321)         943      4,647       1,012
Income (loss) before income taxes....................................       35,438      36,020       (2,266)   (37,910)     27,161
Income tax expense (benefit).........................................       14,174      14,733          (84)   (12,584)     10,535
Income (loss) before extraordinary item..............................       21,264      21,287       (2,182)   (25,326)     16,626
Extraordinary item, gain on debt extinguishment,
   net of $1,759 income taxes........................................            -           -            -          -       2,933
Net income (loss)....................................................       21,264      21,287       (2,182)   (25,326)     19,559

                                                                                               Fiscal Year (1)
                                                                        --------------------------------------------------------
                                                                            1996         1997       1998       1999      2000
                                                                        ----------     --------   --------   --------  ---------
                                                                                           (dollars in thousands)
Other Data:
EBITDA (7).............................................................   $ 57,641    $  64,228 $   61,793 $   78,382 $  159,615
EBITDAR (8)............................................................     96,249      112,538    130,067    191,302    280,611
Capital expenditures...................................................     44,264       48,864     65,790    105,017     70,566
Percentage increase in comparable store net
   sales (9)...........................................................        2.1%         5.7%       7.8%      10.3%       4.4%
Commercial sales (10)..................................................     68,878      100,180    129,926    244,940     355,923
Net cash provided by (used in) operating
   activities..........................................................     26,518       42,478     44,022    (20,976)   103,951
Net cash used in investing activities..................................    (44,121)     (48,607)  (230,672)  (113,824)   (64,940)
Net cash provided by (used in) financing activities....................     12,548        6,759    207,302    121,262    (43,579)
Stores open at end of period...........................................        649          814      1,567      1,617      1,729

Balance Sheet Data:
Net working capital (11)...............................................  $ 110,080    $ 121,140 $  310,113 $  355,608 $  321,540
Total assets...........................................................    394,395      461,257  1,265,355  1,348,629  1,356,360
Total debt (including current maturities and bank overdrafts)..........    105,861      111,096    521,591    650,044    600,548
Stockholders' equity...................................................    122,323      143,548    159,091    133,954    156,271


(1) Holding's fiscal year consists of 52 or 53 weeks ending on the Saturday nearest to December 31. All fiscal years presented are 52 weeks except for fiscal 1997, which consists of 53 weeks.
(2) Fiscal 1999 and fiscal 1998 amounts include certain merger integration and Parts America Conversion expenses that total $41,034 and $7,788, respectively. Fiscal 1997 amount includes an unusual medical claim that exceeded Holding's stop loss insurance coverage. Holding has increased its stop loss coverage effective January 1, 1998 to a level that would provide insurance coverage for a medical claim of this magnitude. The pre-tax amount of this claim, net of related increased insurance costs, was $882. In addition, amounts are included for all fiscal years for private company expenses incurred prior to the Recapitalization that relate primarily to compensation and benefits paid to Holding's Chairman that were eliminated after the Recapitalization. These amounts are $2,482, $3,056 and $845 for fiscal 1996, fiscal 1997 and fiscal 1998, respectively. There are no private company expenses in the fiscal 1999 or fiscal 2000 amounts.
(3) Represents expenses incurred in the Recapitalization related primarily to bonuses paid to certain employees and professional services.
(4) Represents fiscal 1998 expenses primarily related to lease costs associated with the 31 Advance Auto Parts stores closed in overlapping markets in connection with the Western Merger.
(5) Represents interest component of net periodic postretirement benefit cost related to the Company's unfunded post retirement benefit obligation.
(6) Represents non-cash compensation expenses related to stock options granted to certain Company employees.
(7) EBITDA represents operating income plus depreciation and amortization included in operating income. EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as a substitute for net income as an indicator of operating performance or as an alternative to cash flow (as measured by GAAP) as a measure of liquidity. Holding has included it herein because management believes this information is useful to investors as such measure provides additional information with respect to Holding's ability to meet its future debt service, capital expenditure and working capital requirements and, in addition, certain covenants in the indentures and Credit Facility (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations") are based upon an EBITDA calculation. Holding's method for calculating EBITDA may differ from similarly titled measures reported by other companies. Management believes certain one-time expenses, private company expenses, Recapitalization expenses, non-cash and other employee compensation expenses (see Note 5 & 6 above), restructuring expenses and merger integration expenses should be eliminated from the EBITDA calculation to evaluate the operating performance of the Company.

     The following table reflects the effect of these items:

                                                                                                Fiscal Year (1)
                                                                                        ---------------------------------
                                                                                          1998        1999         2000
                                                                                        -------     ---------    --------
                                                                                             (dollars in thousands)
Other Data:
EBITDA............................................................................     $ 61,793    $  78,382    $159,615
    Private company expenses (a)..................................................          845            -           -
    Recapitalization expenses (b).................................................       14,277            -           -
    Non-cash and other employee compensation (see note 5 & 6 above)...............        1,135        2,483       2,261
    Restructuring expenses in conjunction with the Western Merger
     (see note 4 above)...........................................................        6,774            -           -
    Merger integration expenses (c)...............................................        7,788       41,034           -
                                                                                      ---------   ----------   ---------
EBITDA, as adjusted...............................................................     $ 92,612    $ 121,899    $161,876




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

(8) EBITDAR represents EBITDA plus operating lease expense. Because the proportion of stores leased versus owned varies among industry competitors, Holding believes that EBITDAR permits a meaningful comparison of operating performance among industry competitors. The Company leases substantially all of its stores.
(9) Comparable store net sales is calculated based on the change in net sales starting once a store has been opened for thirteen complete accounting periods (each period represents four weeks). Relocations are included in comparable store net sales from the original date of opening. Additionally, each converted Parts America store is included in the comparable store net sales calculation after thirteen complete accounting periods following its physical conversion to an Advance Auto Parts store. Holding has not included Service Stores in its comparable store net sales calculation but plans to in the future.
(10) Represents net sales from Advance Auto Parts stores and Parts America stores after store level management information systems conversion (the "MIS Conversion") to commercial customers, both delivery and non-delivery.
(11) Net working capital represents total current assets less total current liabilities.


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

General

     Holding's combined operations are conducted in two operating segments, Retail and Wholesale. The Retail segment consists of the retail operations of the Company operating under the "Advance Auto Parts" name in the United States and "Western Auto" in Puerto Rico and the Virgin Islands. Wholesale consists of the wholesale operations, including distribution services to independent dealers and franchises throughout the United States and one Company-owned store in California all operating under the "Western Auto" trade name.

     During the first quarter of 1998, Holding consummated a Recapitalization through the sale of common stock, the issuance of debt, the redemption of common and preferred stock and the repayments of notes payable and long-term debt. See
Note 15 to "Item 8. Financial Statements" for a detailed discussion of the Recapitalization. Additionally, on November 2, 1998, Western Auto Supply Company merged with a subsidiary of the Company. See "Item 1. Business" for a discussion of the Western Merger.

     The Western Merger has been accounted for under the purchase method of accounting. Accordingly, the results of operations of Western for the periods from November 2, 1998 are included in the accompanying consolidated financial statements. The purchase price has been allocated to assets acquired and liabilities assumed based on their respective fair values. The final purchase price allocation resulted in total excess fair value over the purchase price of $4.7 million and was allocated to non-current assets, primarily property and equipment.

     The Company has achieved benefits from the combination with Western through improved product pricing and terms from vendors, consolidated advertising, distribution and corporate support efficiencies, and the closure of certain overlapping locations. Additionally, the Company continues to evaluate store performance and identified 25 Advance Auto Parts stores during fiscal 2000 for closure. The identification of these stores resulted in the Company adding $1.8 million in other exit costs to its restructuring reserves during fiscal 2000. As of December 30, 2000, 20 of these stores have been closed.

     Subsequent to December 30, 2000 but prior to this filing, the Company signed a definitive agreement to purchase certain assets of Carport Auto Parts, Inc ("Carport"). Carport operates 51 automotive retail parts stores in Alabama and Mississippi, which carry products similar to those offered in the stores of the Retail segment. The Company plans to account for this acquisition, which is expected to close in the second quarter of fiscal 2001, under the purchase method of accounting.

Results of Operations

     The following tables set forth certain operating data for Holding expressed in dollars and as a percentage of net sales for the periods indicated.

                                                                                   Fiscal Year Ended
                                                                  --------------------------------------------------
                                                                  January 2,          January 1,         December 30,
                                                                    1999                2000                 2000
                                                                  ----------        -------------       -------------
                                                                                  (dollars in thousands)
Statement of Operations Data:
Net sales....................................................     $ 1,220,759       $  2,206,945        $ 2,288,022
Cost of sales................................................         766,198          1,404,113          1,392,127
                                                                  -----------       ------------        -----------
Gross profit.................................................         454,561            802,832            895,895
Selling, general and administrative expenses(1)..............         391,913            739,080            800,845
                                                                  -----------       ------------        -----------
Expenses associated with the Recapitalization................          14,277                  -                  -
Expenses associated with the restructuring in conjuction
 with the Western Merger.....................................           6,774                  -                  -
Expenses associated with merger integration..................           7,788             41,034                  -
Expenses associated with private company.....................             845                  -                  -
Non-cash and other employee compensation.....................           1,135              2,483              2,261
                                                                  -----------       ------------        -----------
Operating income.............................................          31,829             20,235             92,789
Interest expense.............................................         (35,038)           (62,792)           (66,640)
Other, net...................................................             943              4,647              1,012
Income tax expense (benefit).................................             (84)           (12,584)            10,535
                                                                  -----------       ------------        -----------
Income (loss) before extraordinary item.....................           (2,182)           (25,326)            16,626
Extraordinary item, gain on debt extinguishment,
 net of $1,759 income taxes.................................                -                  -              2,933
                                                                  -----------       ------------        -----------
Net income (loss)...........................................      $    (2,182)      $    (25,326)       $    19,559
                                                                  ===========       ============        ===========



                                                                               Fiscal Year Ended
                                                              --------------------------------------------------
                                                              January 2,        January 1,          December 30,
                                                                1999                2000                 2000
                                                              -----------      -----------       ---------------
Net sales................................................        100.0%              100.0%                 100.0%
Cost of sales............................................         62.8                63.6                   60.8
                                                              --------         -----------       ----------------
Gross profit.............................................         37.2                36.4                   39.2
Selling, general and administrative expenses(1)..........         32.1                33.5                   35.0
                                                              --------         -----------       ----------------
Expenses associated with the Recapitalization............          1.2                   -                      -
Expenses associated with the restructuring in conjuction
 with the Western Merger.................................          0.5                   -                      -
Expenses associated with merger integration..............          0.6                 1.9                      -
Expenses associated with private company.................          0.1                   -                      -
Non-cash and other employee compensation.................          0.1                 0.1                    0.1
                                                              --------         -----------       ----------------
Operating income.........................................          2.6                 0.9                    4.1
Interest expense.........................................         (2.9)               (2.8)                  (2.9)
Other, net...............................................          0.1                 0.2                    0.0
Income tax expense (benefit).............................          0.0                (0.6)                   0.5
                                                              --------         -----------       ----------------
Income (loss) before extraordinary item..................         (0.2)               (1.1)                   0.7
Extraordinary item, gain on debt
 extinguishment, net of $1,759 income taxes..............            -                   -                    0.1
                                                              --------         -----------       ----------------

Net income (loss)........................................         (0.2)%              (1.1)%                  0.8%
                                                              ========         ===========       ================

(1) Selling, general and administrative expenses are adjusted for certain non-recurring and other items.

        Net sales consist primarily of comparable store net sales, new store net sales, Service Store net sales, net sales to the wholesale dealer network and finance charges on installment sales. Comparable store net sales is calculated based on the change in net sales starting once a store has been opened for thirteen complete accounting periods (each period represents four weeks). Relocations are included in comparable store net sales from the original date of opening. Additionally, each converted Parts America store has been included in the comparable store net sales calculation after thirteen complete accounting periods following the completion of its physical conversion to an Advance Auto Parts store. Holding has not included the Service Stores in its comparable store net sales calculation but does plan to in the future.

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

Fiscal 2000 Compared to Fiscal 1999

        Net sales for fiscal 2000 were $2,288.0 million, an increase of $81.1 million or 3.7% over net sales for fiscal 1999. Net sales for the Retail segment increased $149.9 million or 7.5%. The net sales increase for the Retail segment was due to an increase in the comparable store sales of 4.4% and contributions from new stores opened within the last year. The comparable store sales increase of 4.4% was primarily a result of growth in both the DIY and DIFM market segments, as well as the continued maturation of new stores and the converted Parts America stores. Net sales for the Wholesale segment decreased 33.1% or $68.8 million due to a decline in the number of dealer stores serviced by the Company and lower average sales to each dealer.

        During fiscal 2000, the Company opened 140 new stores, relocated 10 stores and closed 28 stores, bringing the total Retail segment stores to 1,728. The Company has 1,209 stores participating in Commercial Delivery, a result of adding 115 net stores to the program during fiscal 2000. Additionally, as of December 30, 2000, the Company supplied approximately 590 independent dealers through the wholesale dealer network and one Company-owned store in California.

        Gross profit for fiscal 2000 was $895.9 million or 39.2% of net sales, as compared to $802.8 million or 36.4% of net sales in fiscal 1999. The increase in the gross profit percentage is reflective of the realization of certain purchasing synergies, fewer product liquidations, lower inventory shrinkage and freight costs and the continued decline in net sales of the lower margin Wholesale segment. The higher shrinkage and freight costs in fiscal year 1999 were primarily related to merchandise conversions and product liquidations resulting from the Western Merger. The gross profit for the Retail segment was $873.1 million or 40.6% of net sales for fiscal 2000, as compared to $784.1 million or 39.2% of net sales for fiscal 1999. During the fourth quarter of fiscal 2000, the Company recorded a gain as a reduction to cost of sales of $3.3 million related to a lawsuit against a supplier. The gain represents actual damages incurred under an interim supply agreement with the supplier, which provided for higher merchandise costs. Subsequent to December 30, 2000, the Company agreed to a cash settlement of $16.6 million from the supplier. The remainder of the cash settlement over the originally recorded gain, less higher product costs incurred under the interim supply agreement, will be recognized as a reduction of cost of sales during first quarter of fiscal 2001.

        Selling, general and administrative expenses, before integration expenses and non-cash and other employee compensation, increased to $800.8 million or 35.0% of net sales for fiscal 2000, from $739.1 or 33.5% of net sales for fiscal 1999. The increase in selling, general and administrative expenses is primarily attributable to the continued sales decline in the Wholesale segment, which carries lower selling, general and administrative expenses as a percentage of sales as compared to the Retail segment. Additionally, the Company has incurred higher than expected medical claims as well as higher payroll, insurance and depreciation expense, partially offset by a decrease in net advertising costs, as a percentage of sales, as compared to fiscal 1999. The Company has made certain investments in personnel and labor, which it believes is critical to the Company's long-term success. The Company expects this commitment to increase the productivity of store personnel, which will positively impact store profitability and customer service. The increase in depreciation expense is primarily related to the change in an accounting estimate to reduce the depreciable lives of certain property and equipment on a prospective basis.

        EBITDA (operating income plus depreciation and amortization), as adjusted for non-cash and other employee compensation and integration expenses (fiscal 1999 only) , was $161.9 million in fiscal 2000 or 7.1% of net sales, as compared to $121.9 million or 5.5% of net sales in fiscal 1999. EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as a substitute for net income as an indicator of operating performance or as an alternative to cash flow (as measured by GAAP) as a measure of liquidity. Holding's method for calculating EBITDA may differ from similarly titled measures reported by other companies. Management believes certain one-time expenses, expenses associated with merger integration and non-cash and other employee compensation should be eliminated from the EBITDA calculation to evaluate the operating performance of the Company.

        Interest expense for fiscal 2000 was $66.6 million or 2.9% of net sales, as compared to $62.8 million or 2.8% of net sales fiscal 1999. The increase in interest expense was a result of an increase in interest rates over fiscal 1999 offset by a decrease in net outstanding borrowings. During fiscal 2000, the Company repurchased $30.6 million of Senior Subordinated Notes on the open market for $25.0 million. As a result of the early extinguishment of debt, the Company expects to benefit from lower interest expense in the future.

        The Company's effective income tax rate was 38.8% of pre-tax income for fiscal 2000 and 33.2% of pre-tax loss for fiscal 1999. This increase is due to the Company having pre-tax income in fiscal 2000 and pre-tax loss in fiscal 1999 and the resulting effect of permanent differences between book and tax reporting treatment on total income tax expense (benefit). Due to uncertainties related to the realization of deferred tax assets for certain net operating loss carryforwards, the Company recognized additional valuation allowances of $0.9 million during fiscal 2000.

        Holding recorded net income of $19.6 million on a consolidated basis for fiscal 2000, as compared to a net loss of $25.3 million for fiscal 1999. In addition to the items previously discussed, Holding also recorded an extraordinary gain related to the early extinguishment of debt of $2.9 million, net of $1.8 million provided for income taxes and $0.9 million for the write-off of associated deferred debt issuance costs. As a percentage of sales, net income for fiscal 2000 was 0.8% as compared to a net loss of 1.1% for fiscal 1999.

Fiscal 1999 Compared to Fiscal 1998

        Fiscal 1999 results include a full fiscal year of the operations acquired in the Western Merger as compared to fiscal 1998 results, which include Western operating results from November 2, 1998.

        Net sales for fiscal 1999 were $2,206.9 million, an increase of $986.2 million or 80.8% over net sales for fiscal 1998. Net sales for the Retail segment increased $812.8 million or 68.5%. The net sales increase for the Retail segment was a result of the Western Merger, opening of new stores and a 10.3% increase in comparable store sales over fiscal 1998. The comparable store sales increase was due to maturation of stores opened in 1997 and 1998, increased product availability, continued growth in the commercial sales program and the closure of Parts America and Advance Auto Parts stores in overlapping markets. Net sales for the Wholesale segment increased $173.4 million due to the inclusion of the Wholesale segment for all of fiscal 1999 after the Western Merger in November 1998.

        During fiscal 1999, the Company opened 99 new stores, reopened three closed locations, relocated 13 stores and closed 52 stores in addition to the stores closed due to relocations (33 of which were Parts America and Advance Auto Parts stores in overlapping markets closed in connection with the Western Merger). Also, the Company added 562 stores to Commercial Delivery, bringing the total to 1,094 stores. As of January 1, 2000, the Company operated 1,617 stores in 38 states, Puerto Rico and the Virgin Islands and supplied approximately 670 independent dealers through the wholesale dealer network.

        Gross profit for fiscal 1999 was $802.8 million or 36.4% of net sales, compared with $454.6 million or 37.2% of net sales, in fiscal 1998. The decrease in the gross profit percentage resulted largely from the lower margins associated with the Wholesale segment and certain non-recurring items such as the liquidation of certain product lines and increased shrinkage primarily associated with the Parts America Conversion. The decline in margins discussed above was partially offset by better pricing from vendors in fiscal 1999 compared to fiscal 1998, due to vendor agreements entered into as a result of the Western Merger. The better pricing will continue through the current term of these vendor agreements, generally three to five years. The gross profit for the Retail segment was $784.1 million or 39.2% for fiscal 1999, as compared to $452.8 million or 38.2% of net sales for fiscal 1998.

        Selling, general and administrative expenses, before expenses associated with the Recapitalization, restructuring, merger integration, private company and non-cash and other employee compensation, increased to $739.1 million or 33.5% of net sales, in fiscal 1999 from $391.9 million or 32.1% of net sales in fiscal 1998. The increase as a percentage of sales was due primarily to increased costs realized by the Retail segment related to higher store labor, an increase in advertising and costs associated with the Company's national manager's conference.

        EBITDA (operating income plus depreciation and amortization), as adjusted for expenses associated with the Recapitalization, merger integration, private company and non-cash and other employee compensation was $121.9 million for fiscal 1999, or 5.5% of net sales, as compared to $92.6 million or 7.6% of net sales for fiscal 1998. EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as a substitute for net income as an indicator of operating performance or as an alternative to cash flow (as measured by GAAP) as a measure of liquidity. Holding's method for calculating EBITDA may differ from similarly titled measures reported by other companies. Management believes certain one-time expenses, expenses associated with the Recapitalization, merger integration, private company and non-cash and other employee compensation should be eliminated from the EBITDA calculation to evaluate the operating performance of the Company.

        Interest expense in fiscal 1999 was $62.8 million compared to $35.0 million in fiscal 1998. The increase in interest in 1999 was primarily due to the additional debt incurred in the Western Merger, the increase in borrowings under the Company's revolving and delayed draw credit facilities and higher interest rates.

        Other income in fiscal 1999 was $4.6 million compared to $0.9 million in fiscal 1998. The increase in other income was primarily the result of the Advance Stores segment recognizing the settlement of a dispute between the Company and a vendor due to non-performance by the vendor under a supply agreement.

        Income tax benefit for fiscal 1999 was $12.6 million as compared to a benefit of $0.1 million in fiscal 1998, with effective tax rates of 33.2% and 3.7%, respectively. In fiscal 1999, the Company recognized federal and state net operating loss carryforwards ("NOLs") of approximately $22.1 million. The Company believes it will utilize these NOLs through a combination of the reversal of temporary differences, projected future taxable income during the NOL carryforward periods and available tax planning strategies. Due to uncertainties related to the realization of deferred tax assets for certain state NOLs, the Company recorded a valuation allowance of $0.6 million as of January 1, 2000. The amount of deferred income tax assets realizable, however, could change in the near future if estimates of future taxable income are changed.

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

        Holding and the Company believe it will have sufficient liquidity to fund its debt service obligations, including indebtedness incurred in connection with the Western Merger, and implement its growth strategy over the next twelve months. As of December 30, 2000, Holding and the Company had outstanding indebtedness consisting of $84.2 million of Senior Discount Debentures (the "Debentures"), $169.5 million of Senior Subordinated Notes (the "Senior Subordinated Notes"), borrowings of $311.7 million under the Credit Facility, $10.0 million of indebtedness under the McDuffie County Development Authority Taxable Industrial Bonds ("IRB") and $0.8 million of other borrowings.

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

        The Company has access to a total of $462.5 million (net of scheduled principal payments made through December 30, 2000) through the Credit Facility in addition to its operating cash flow. The Credit Facility provides for (i) a $123.5 million Tranche B term loan, which was made at the closing of the Recapitalization; (ii) a revolver with maximum borrowings including letters of credit of approximately $125.0 million, of which $15.0 million was borrowed and $11.9 million was outstanding for stand-by letters of credit, at December 30, 2000, (iii) a $124.0 million delayed draw term loan of which $94.0 million was borrowed at December 30, 2000, and (iv) a $90.0 million deferred term loan facility which was drawn at the closing of the Western Merger. The term loan facilities, other than the Tranche B term loan, will mature on the sixth anniversary of initial borrowing, and the Tranche B term loan will mature on the eighth anniversary of initial borrowing. Annual principal payments on the term loan facilities prior to the sixth anniversary of initial borrowing will be nominal; thereafter, required principal payments will be approximately $234.7 million in 2004, $60.0 million in 2005 and $28.6 million in 2006, assuming the term loan facilities have been fully borrowed. The revolving loan facility will mature on the sixth anniversary of initial borrowing. The interest rates under the delayed draw facilities and the revolver are determined by reference to a pricing grid that will provide for reductions in the applicable interest rate margins based on the Company's trailing total debt to EBITDA ratio (as defined in the Credit Facility). Based upon the Company's operating ratios at December 30, 2000, the margins were 1.75% and 0.75% for Eurodollar and base rate borrowings, respectively. Additionally, at December 30, 2000, the margin under the Tranche B term loan and the deferred term loan facility was 2.50% on a Eurodollar rate and 1.50% on the base rate borrowings.

        Borrowings under the Credit Facility are required to be prepaid, subject to certain exceptions, with (a) 50% of defined excess cash flow, (b) 100% of the net cash proceeds of all asset sales or other dispositions of property by the Company and its subsidiaries (including certain insurance and condemnation proceeds), subject to certain exceptions (including exceptions for (i) reinvestment of certain asset sale proceeds within 270 days of such sale and
(ii) certain sale-leaseback transactions), (c) 100% of the net proceeds of issuances of debt obligations of the Company and its subsidiaries, and (d) 100% of the net proceeds of issuance of equity of the Company and its subsidiaries. Because increases in net working capital, capital expenditures and debt repayments are deducted in calculating excess cash flow, the Company does not anticipate that the prepayment obligation under the Credit Facility in respect thereof will have a material effect on its operating strategy. With respect to growth through acquisitions, the operation of this covenant may result in the application of cash resources for prepayments which would require the Company to secure additional equity or debt financing to fund an acquisition, but while no assurance can be given, the Company does not anticipate that this would have a material effect on its ability to finance acquisitions in the future. The Company will be required to make a mandatory prepayment of $6.2 million for fiscal 2000 in fiscal 2001.

        The loans under the Credit Facility are secured by a first priority security interest in substantially all tangible and intangible assets of the Company. Amounts available to the Company under portions of the Credit Facility are subject to a borrowing base formula, which is based on certain percentages of the Company's inventories, and certain debt covenants. As of December 30, 2000, $118.3 million was available under these facilities. The Company intends to use borrowings under the revolver and delayed draw term loans, as well as internally generated funds, for store expansion and funding of working capital, including funding of the restructuring program.

        The Credit Facility contains covenants restricting the ability of the Company and its subsidiaries to, among others things, (i) pay dividends on any class of capital stock or make any payment to purchase, redeem, retire, acquire, cancel or terminate capital stock, (ii) prepay, redeem, retire, acquire, cancel or terminate debt, (iii) incur liens or engage in sale-leaseback transactions,
(iv) make loans, investments, advances or guarantees, (v) incur additional debt (including hedging arrangements), (vi) make capital expenditures, (vii) engage in mergers, acquisitions and asset sales, (viii) engage in transactions with affiliates, (ix) enter into any agreement which restricts the ability to create liens on property or assets or the ability of subsidiaries to pay dividends or make payments on advances or loans to the Company or other subsidiaries, (x) change the nature of the business conducted by the Company and its subsidiaries,
(xi) change the passive holding company status of Holding and (xii) amend existing debt agreements or the Company's or Holding's certificate of incorporation, by-laws or other organizational documents. The Company is also required to comply with financial covenants in the Credit Facility with respect to (a) limits on annual aggregate capital expenditures, (b) a maximum leverage ratio, (c) a minimum interest coverage ratio and (d) a minimum retained cash earnings test. The Company is generally prohibited from paying dividends (including to Holding) except that as long as no defined event of default under the Credit Facility then exists, the Company will be permitted to pay dividends to Holding in an amount sufficient to cover the cash interest due on the Debentures commencing October 15, 2003. The Company was in compliance with the above covenants under the Credit Facility as of December 30, 2000.

        The Company's primary capital requirements have been the funding of its continued store expansion program, store relocations and remodels, inventory requirements, the construction and upgrading of distribution centers, the development and implementation of proprietary information systems and the Western Merger. From fiscal 1996 through fiscal 2000, the Company opened 581 stores, opened seven new PDQ(R)s, opened four Mini-PDQ(R)'s, a Master PDQ(R), closed the Western Merger, constructed two new distribution centers and expanded its Roanoke distribution center. The Company has financed its growth through a combination of internally generated funds, borrowings under the Credit Facility and issuances of equity.

        The Company's new Advance Auto Parts stores require capital expenditures of approximately $120,000 per store and an inventory investment of approximately $300,000 per store, a portion of which is held at a distribution facility. A substantial portion of these inventories is financed through vendor payables. Pre-opening expenses, consisting primarily of store set-up costs and training of new store employees, average approximately $25,000 per store and are expensed when incurred. The Company opened 140 new stores during fiscal 2000 and anticipates opening up to 130 new stores though internal growth or strategic acquisitions in fiscal 2001.

        Historically, the Company has negotiated extended payment terms from suppliers that help finance inventory growth, and the Company believes that it will be able to continue financing much of its inventory growth through such extended payment terms. The Company anticipates that inventory levels will continue to increase primarily as a result of new store openings and increased SKU levels.

        As a result of the Western Merger, the Company closed certain Advance Auto Parts stores in overlapping markets with Parts America stores or stores not meeting profitability objectives. As part of normal operations, the Company reviewed store performance and decided to close additional stores not meeting profitability objectives during fiscal 2000. The Western Merger also resulted in restructuring reserves recorded in purchase accounting for the closure of certain Parts America stores, severance and relocation costs and other facility exit costs. As of December 30, 2000, these reserves had a remaining balance of $10.6 million. The Company also assumed certain restructuring and deferred compensation liabilities previously recorded by Western Auto Supply Company. At December 30, 2000, the total liability for the restructuring and deferred compensation plans was $3.1 million and $5.4 million, respectively, of which $1.7 million and $1.5 million, respectively, is recorded as a current liability. The classification for deferred compensation is determined by payment terms elected by the employee, which can be changed upon 12 months' notice.

        In fiscal 2000, net cash provided by operating activities was $104.0 million. This amount consisted of $19.6 million in net income, depreciation and amortization of $66.8 million, amortization of deferred debt issuance costs and bond discount of $13.1 million and a decrease of $4.5 million in net working capital and other. Net cash used for investing activities was $65.0 million and was comprised primarily of net capital expenditures. Net cash used in financing activities was $43.6 million and was comprised primarily of net repayments of long-term debts.

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

Risk Factors

    Substantial Leverage and Debt Service Obligations

        Holding and the Company have substantial indebtedness and debt service obligations. Holding has entered into the indenture governing the Senior Discount Debentures (the "Indenture") and the Company has entered into an indenture governing the Senior Subordinated Notes (the "Senior Subordinated Notes Indenture") pursuant to which they borrowed money in order to finance the Recapitalization, including refinancing the existing outstanding indebtedness of Holding and the Company. As of December 30, 2000, (i) Holding had outstanding approximately $84.2 million of indebtedness under the Debentures, excluding its secured guarantee of the Company's obligations under the Credit Facility, (ii) the Company and its subsidiaries had $1,117.9 million of liabilities outstanding, including indebtedness under the Senior Subordinated Notes and the Credit Facility, trade payables and other accrued liabilities, and (iii) Holding had stockholders' equity of $156.3 million. In addition, the Company has $128.1 million to borrow under the Credit Facility which is limited to $118.3 million based on certain borrowing base formulas as of December 30, 2000.

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

    Uncertainty Relating to Ability to Implement Growth Strategy

        The Company has significantly increased its store count in the past five fiscal years, from 536 stores at the end of fiscal 1995 to 1,729 Company-operated stores included in the Retail and Wholesale segments at the end of fiscal 2000. The Company intends to continue to expand its base of stores as part of its growth strategy, both by opening new stores and by acquisition. There can be no assurance that this strategy will be successful. The actual number of new stores to be opened and their success will be dependent on a number of factors, including, among other things, the ability of the Company to manage such expansion and hire and train qualified sales associates, the availability of suitable store locations and the negotiation of acceptable lease terms for new locations. There can be no assurance that the Company will be able to open and operate such stores on a timely or profitable basis or that opening new stores in markets already served by the Company will not adversely affect existing store profitability or comparable store sales. Furthermore, the success of the Company's acquisition strategy will depend on the extent to which it is able to acquire, successfully absorb and profitably manage additional businesses, and no assurance can be given that the Company's strategy will succeed.

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

    Dependence on Certain Key Personnel

        The Company is dependent upon the services and experience of its executive officers and senior management team and there can be no assurance that the Company's business would not be affected if one or more of these individuals left the Company. The Company has entered into an employment agreement with Lawrence P. Castellani, Chief Executive Officer, Jimmie L. Wade, President, Chief Financial Officer and Secretary, David R. Reid, Executive Vice President and Chief Operating Officer, Paul W. Klasing, Executive Vice President, Merchandising and Marketing, Joe H. Vaughn, Jr., Senior Vice President, Human Resources and Benefits and Shirley L. Stevens, Senior Vice President and Chief Information Officer.

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

    Control of Company

        Through ownership of Holding Common Stock and an irrevocable proxy granted to FS&Co. by Ripplewood, FS&Co. and Sears combined control approximately 89.8% of the outstanding voting securities of Holding. As a result, FS&Co. and Sears have the ability to control Holding's, and thus the Company's management policies and financing decisions.

Item 7A.       Quantitative and Qualitative Disclosures About Market Risks.

        The Company currently utilizes no material derivative financial instruments that expose it to significant market risk. Holding and the Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its long-term debt. While Holding and the Company cannot predict the impact interest rate movements will have on its debt, exposure to rate changes is managed through the use of fixed and variable rate debt. Holding's and the Company's future exposure to interest rate risk decreased during fiscal 2000 due to decreased outstanding borrowings and decreased interest rates.

        Holding's and the Company's fixed rate debt consists primarily of outstanding balances on the Debentures and Senior Subordinated Notes, respectively. The Company's variable rate debt relates to borrowings under the Credit Facility and the IRB (see "Item 7. Management's Discussion and Analysis and Results of Operations--Liquidity and Capital Resources"). The Company's variable rate debt is primarily vulnerable to movements in the LIBOR, Prime, Federal Funds and Base CD rates.

        The table below presents principal cash flows and related weighted average interest rates on Holding's and the Company's long-term debt at December 30, 2000 by expected maturity dates. Expected maturity dates approximate contract terms. Fair values included herein have been determined based on quoted market prices. Weighted average variable rates are based on implied forward rates in the yield curve at December 30, 2000. Implied forward rates should not be considered a predictor of actual future interest rates.

                                                                                                                     Fair
                                    Fiscal     Fiscal    Fiscal     Fiscal     Fiscal                               Market
                                     2001       2002      2003       2004       2005      Thereafter     Total      Value
                                  ----------  ---------  -------- ----------- ----------  ----------- ---------- ----------
Long-term debt:                                                   (dollars in thousands)
Fixed rate.........................      $ -       $ -        $ -        $ -        $ -    $281,450    $281,450   $163,473
Weighted average
  interest rate....................        -         -          -          -          -        11.3%       11.3%
Variable rate......................  $ 7,028   $14,000    $ 4,000  $ 219,668   $ 60,000    $ 28,588    $333,284   $333,284
Weighted average
  interest rate....................      7.5%      7.8%       8.0%       8.3%       8.6%        8.6%        7.9%

Item 8.        Financial Statements.

          See the Index included at "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

                                    PART III

Item 10.              Directors and Executive Officers of the Registrant.

        The following table sets forth certain information regarding the directors and executive officers of Holding and the Company as of March 30, 2001:

                  Name             Age                                    Position
Nicholas F. Taubman................   66     Chairman of the Board and Director of Holding and the Company
Garnett E. Smith...................   61     Vice Chairman of the Board and Director of Holding and the Company
Lawrence P. Castellani.............   55     Chief Executive Officer and Director of Holding and the Company
Jimmie L. Wade.....................   46     President and Chief Financial Officer, Secretary of Holding and
                                             the Company
David R. Reid......................   38     Executive Vice President and Chief Operating Officer of Holding
                                             and the Company
Paul W. Klasing....................   41     Executive Vice President, Merchandising and Marketing of Holding
                                             and the Company
Jeffrey T. Gray....................   36     Senior Vice President, Controller, Assistant Secretary of Holding
                                             and the Company
Joe H. Vaughn, Jr..................   40     Senior Vice President, Human Resources and Benefits
John M. Roth.......................   42     Director of Holding and the Company
Mark J. Doran......................   37     Director of Holding and the Company
Timothy C. Collins.................   44     Director of Holding and the Company
Peter M. Starrett..................   53     Director of Holding and the Company
Jeffrey N. Boyer...................   42     Director of Holding and the Company
William L. Salter..................   57     Director of Holding and the Company
Jeffrey B. Conner..................   42     Director of Holding and the Company


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

        Mr. Castellani, Chief Executive Officer and Director of Holding and the Company, joined the Company in February 2000 and is responsible for overall management and operations of the Company. Prior to joining the Company, Mr. Castellani was President and Chief Executive Officer of Ahold Support Services in Latin America from 1998 to 2000 and Chief Executive Officer of Tops Friendly Markets from 1991 to 1998.

        Mr. Wade, President, Chief Financial Officer and Secretary, joined the Company in February 1994. Mr. Wade was named President in October 1999 and Chief Financial Officer, Secretary in March 2000. Mr. Wade is responsible for finance, logistics, information services and e-commerce. From 1987 to 1993, Mr. Wade was Vice President, Finance and Operations, for S.H. Heironimus, and from 1979 to 1987, he was Vice President of Finance for American Motor Inns. Mr. Wade is a certified public accountant.

        Mr. Reid, Executive Vice President and Chief Operating Officer, joined the Company in October 1984 and has held his current position since October 1999. Mr. Reid is responsible for all retail operations, commercial sales, store development and construction. In addition, from March 1999 to October 1999, Mr. Reid served as the Chief Executive Officer of Western. From 1994 to 1995, Mr. Reid was Assistant Vice President, Store Support for the Company. Mr. Reid has also served in training and store operations as Store Manager and Division Manager.

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

        Mr. Gray, Senior Vice President, Controller and Assistant Secretary joined the Company in March 1994 and has held his current position since April 2000. Mr. Gray is responsible for accounting, treasury, budgeting, financial analysis and risk management. From 1994 to 2000, Mr. Gray held several positions within the Company, most recently as Vice President of Inventory Management. From 1993 to 1994, Mr. Gray served as controller of Hollins University, and from 1987 to 1993, Mr. Gray was employed by KPMG LLP. Mr. Gray is a certified public accountant.

        Mr. Vaughn, Senior Vice President, Human Resources and Benefits joined the Company in May 1995 and has held his current position since November 1999. Mr. Vaughn is responsible for human resources, employee benefits and payroll. From 1983 to 1989, Mr. Vaughn worked for KPMG LLP, from 1989 to 1992, he worked for Dominion Bank, and from 1992 to 1995, he worked for Ferguson Andrews & Associates. Mr. Vaughn is a certified public accountant.

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

        Mr. Starrett, Director, became a member of the Board in November 1998. Since August 1998, Mr. Starrett has served as a consultant to Freeman Spogli. Prior to August 1998, Mr. Starrett was President of Warner Bros. Studio Stores Worldwide and had been employed by Warner Bros. since May 1990. Mr. Starrett is also a director of AFC Enterprises, Inc., Guitar Center, Inc. and The Pantry, Inc.

        Mr. Boyer, Director, became a member of the Board in December 2000. Mr. Boyer has been Senior Vice President and Chief Financial Officer of Sears since January 2000. Prior to this appointment, Mr. Boyer held a variety of senior level positions at Sears including Vice President of Finance for the Full Line Stores and Corporate Controller. From 1995 to 1996, Mr. Boyer served as Vice President of Business Development for the Pillsbury Company. From 1989 to 1995, Mr. Boyer was employed by Kraft Foods, a unit of Philip Morris, where he held positions of Vice President of Finance for General Foods and Vice President of Financial Planning for Kraft General Foods.

        Mr. Salter, Director, became a member of the Board in April 1999. Mr. Salter is the retired President of the Specialty Retail Division of Sears. From 1995 to 1999, Mr. Salter served as President of the Home Stores and Hard

Lines division of Sears, and from 1993 to 1995 as the Vice President and General Manager of the Home Appliances and Electronics Division of Sears.

        Mr. Conner, Director, became a member of the Board in December 2000. Mr. Conner has served as Vice President of Business Development for Sears since May 2000. From 1998 to 2000, Mr. Conner served as Vice President of Stores for Sears Tire Group. Mr. Conner joined Sears in 1987 and held a number of strategic and operational positions before becoming Vice President of Operations for Sears Tire Group in 1997.

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

Item 11.       Executive Compensation

          The following table sets forth information with respect to compensation earned by the Chief Executive Officer, the four other most highly compensated executives serving as officers at the end of the last completed fiscal year (collectively, the "Executive Officers") and two additional executives, who served as officers during the fiscal year and would have been included in the top four if serving as such at the end of the fiscal year.

                          Summary Compensation Table

                                                                                                         Long Term
                                                                                                        Compensation
                                                                          Annual Compensation              Awards
                                                                 ------------------------------------- -------------
                                                                                                        Securities
                                                      Fiscal                           Other Annual     Underlying     All Other
            Name and Principal Position                Year     Salary     Bonus (1)   Compensation(2) Options/SARs  Compensation(3)
---------------------------------------------------    ----     ------     ---------   --------------- ------------  ---------------
Lawrence P. Castellani.............................    2000    $ 542,308  $    75,000    $         -      1,050,000    $         -
      Chief Executive Officer                          1999            -    3,272,700              -              -              -
                                                       1998            -            -              -              -              -

Jimmie L. Wade.....................................    2000    $ 265,865  $   110,056    $         -         30,000     $    6,336
      President and Chief                              1999      174,421      157,976              -         34,500          6,080
      Financial Officer                                1998      108,537      221,887              -         25,000          6,665

David R. Reid......................................    2000    $ 250,000  $    83,250    $         -         25,000     $    6,379
      Executive Vice                                   1999      198,808      155,955              -         34,500          6,080
      President and Chief                              1998      108,131      208,464              -         25,000          5,320
      Operating Officer

Paul W. Klasing....................................    2000    $ 184,128  $    77,087    $         -         18,000     $    6,298
      Executive Vice President,                        1999      151,031      116,023              -         34,500          6,080
      Merchandising and Marketing                      1998      140,000      231,382              -         25,000          6,589

Jeffrey T. Gray....................................    2000    $ 112,081  $    34,031    $         -          8,000     $    6,013
      Senior Vice President,                           1999       93,706       80,200              -          4,000          6,080
      Controller                                       1998       81,504      139,849              -         10,500          6,687

Shirley L. Stevens.................................    2000    $ 172,782  $    61,820    $         -         10,000     $    6,302
      Senior Vice President and Chief                  1999      164,665      130,840              -          8,000          6,080
      Information Officer                              1998      150,800      231,242              -         25,000          6,982

Garnett E. Smith (4)...............................    2000    $ 280,758     $ 25,000    $         -         55,000     $    6,000
      Former Chief Executive                           1999      507,965      220,408              -        417,500          8,000
      Officer                                          1998      457,600    7,948,011              -        362,500          8,000

J. O'Neil Leftwich (5).............................    2000    $ 203,291     $ 18,000    $         -              -     $    6,326
      Former Senior Vice President and                 1999      188,092      145,826              -         86,500          6,080
      Chief Financial Officer,                         1998      164,415      828,220              -         72,500          6,932
      Secretary and Treasurer

(1) In connection with the Recapitalization, an aggregate of $11.5 million in extraordinary bonuses were paid to senior employees in April 1998.
(2) While certain officers received perquisites, such perquisites do not exceed the lesser of $50,000 or 10% of each officer's respective salary and bonus.
(3) Consists of matching contributions made by the Company under the Company's 401(k) savings plan.
(4) In January 2000, Mr. Smith became Vice Chairman of the Board of Holding and the Company.
(5) As of December 30, 2000, Mr. Leftwich was no longer employed by the Company.

Executive Employment Contracts

        Mr. Castellani was appointed Chief Executive Officer and began employment with the Company on February 1, 2000, at which time he signed an employment and non-competition agreement. Mr. Castellani signed an irrevocable acceptance letter with the Company in December 1999 that obligated the Company to pay Mr. Castellani a signing bonus of $3.3 million. The signing bonus of $3.3 million was accrued at January 1, 2000 and was paid in the first quarter of fiscal 2000. Approximately $1.9 million of the bonus was used to purchase shares of Holding common stock pursuant to a restricted stock agreement, which limits the sale or transfer of rights to the stock during the term of the contract. This portion of the bonus was deferred and is being amortized over the two-year term of the contract. The contract has an initial term of two years, and renews automatically each year thereafter unless terminated by the Company or Mr. Castellani. The contract provides for a base salary of $600,000, subject to annual increases at the discretion of the Board of Directors, and an annual cash bonus based on the Company's achievement of performance targets established by the Board of Directors. In the event Mr. Castellani is terminated without cause, or terminates his employment for "good reason" as defined in the employment agreement, he will receive salary through the later of the end of the term of employment or one year from the effective date of termination, less any amounts earned in other employment. Mr. Castellani has agreed not to compete with the Company, to preserve its confidential information, not to recruit or employ employees of the Company to or in other businesses, and not to solicit customers or suppliers of the Company for competitors.

        On April 15, 1998, Mr. Smith entered into an employment and non-competition agreement with the Company. In January of fiscal 2000, Mr. Smith was named Vice Chairman of Holding and the Company. The agreement has an initial term of three years, and renews automatically each year thereafter unless terminated by the Company or Mr. Smith. The agreement provides for a base salary of $200,000, adjusted for his new responsibilities, effective April 1, 2000, and is subject to annual increases at the discretion of the Board of Directors. Additionally, Mr. Smith may earn annual cash bonuses based on the Company's achievement of performance targets established by the Board of Directors. The bonus to be paid upon achievement of targets will be consistent in amount with the bonuses paid to Mr. Smith by the Company historically. In the event Mr. Smith is terminated without cause, or terminates his employment for "good reason" as defined in the employment agreement, he will receive salary through the later of the end of the term of employment or one year from the effective date of termination, less any amounts earned in other employment. Mr. Smith has agreed not to compete with the Company, to preserve its confidential information, not to recruit or employ employees of the Company to or in other businesses, and not to solicit customers or suppliers of the Company for competitors.

        On April 15, 1998, Messrs. Reid, Wade, Klasing and Ms. Stevens entered into employment agreements with the Company. The agreements provide that each Executive Officer will receive a base salary of $110,000, $110,000, $140,000 and $150,800 respectively, subject to annual increases at the discretion of the Board of Directors. Such agreements contain severance provisions that provide for base salary for the remainder of the term of the agreement upon termination of employment or one year, unless the termination is due to death, disability or retirement, by the Company for "cause" (as defined in the agreements) or by the employee other than for "good reason" (as defined in the agreements), less any amounts earned in other employment. The initial term of the employment agreements is two years, after which the term of employment will extend from year-to-year unless terminated by either the Company or the employee. Other provisions require the Company to pay bonuses earned by the employee upon the Company's achievement of earnings targets established by the Board of Directors, and an agreement by the employee not to compete with the Company, to preserve its confidential information, not to recruit or employ employees of the Company to or in other businesses, and not to solicit customers or suppliers of the Company for competitors.

Consulting Agreement

        On April 15, 1998, Mr. Taubman entered into a consulting and non-competition agreement with Holding and the Company. The agreement, which has a term of three years, requires Holding or the Company to pay consulting fees in an amount of $300,000 per annum, plus an annual bonus of at least $300,000 based upon the achievement of targeted performance goals established by the Board of Directors. In fiscal 2000, 1999 and 1998, Mr. Taubman earned $320,000, $400,000 and $708,222 respectively, pursuant to the consulting agreement. Mr. Taubman has agreed not to compete with the Company, to preserve its confidential information, not to recruit or employ employees of the Company to or in other businesses, and not to solicit customers or suppliers of the Company for competitors. Pursuant to the consulting agreement, Holding and Mr. Taubman have entered into an indemnity agreement whereby Holding will indemnify Mr. Taubman for actions taken as an officer or director of or consultant to Holding or the Company to the fullest extent permitted by law. The amount of time Mr. Taubman must devote to his consultation duties declines throughout the term of the agreement. The Company has entered into indemnification agreements similar to that with Mr. Taubman with five of its other directors.

Compensation of Directors

        Directors of the Company receive no compensation as directors. Directors are reimbursed for their reasonable expenses in attending meetings and performing duties as directors.

Stock Subscription Plans

        Holding has adopted Stock Subscription Plans (the "Stock Subscription Plans") pursuant to which certain directors, officers and key employees of the Company have purchased 820,450 shares, net of cancellations, of the outstanding Holding Common Stock at the same price as Freeman Spogli's purchase of its shares in the Recapitalization, or fair market value at the time of purchase. Three Million Eight Hundred Ninety Six Thousand Dollars of the purchase price for such shares has been paid by delivery of full recourse promissory notes bearing interest at the prime rate and due five years from their inception, secured by all of the stock each such individual owns in Holding. As of December 30, 2000 $2.4 million under these notes remained outstanding. Messrs. Smith, Wade, Reid, Klasing, Gray and Ms. Stevens purchased 250,000 shares, 25,000 shares, 20,000 shares, 20,000 shares, 10,000 shares and 20,000 shares respectively. For these individuals, $0, $75,000, $115,000, $110,000, $50,000 and $100,000 of their purchase price, respectively, was financed through the delivery of promissory notes on the terms described above. As of March 30, 2001, the outstanding balance on the promissory notes was $115,000, $110,000, $40,000 and $100,000 for each of Messrs. Reid, Klasing, Gray and Ms. Stevens, respectively. The agreements entered into in connection with the Stock Subscription Plans provide for restrictions on transferability, and acquired shares are subject to a right of first refusal and a repurchase right at stated prices in favor of Holding and co-sale rights in favor of the executive if Freeman Spogli sells its shares to a third party. The agreements also include an obligation to sell at the request of Freeman Spogli. These rights (but not the restrictions on transferability) will terminate upon an initial public offering by Holding of Holding Common Stock, as further defined in agreements entered into under the Stock Subscription Plans.

        Mr. Castellani entered into a stock subscription agreement under the Stock Subscription Plan in fiscal 2000, pursuant to which he purchased 75,000 shares of Holding Common Stock. $900,000 of Mr. Castellani's purchase price was financed through the delivery to the Company of a promissory note. As of March 30, 2001, the outstanding balance of the promissory note was $600,000.

Stock Option Plans

        Holding has adopted stock option plans (the "Option Plans"), under which Holding made initial grants of approximately 898,750 shares of Holding Common Stock in April 1998. As of December 30, 2000, the Company has granted a total of 2,203,125 shares under the Option Plan. Each Option Plan participant has entered into an option agreement (an "Option Agreement") with Holding. The Option Plans and each outstanding option thereunder are subject to termination in the event of a change in control of Holding or other extraordinary corporate transactions, as more fully described in the Option Plans. In addition, all options granted pursuant to the Option Plans will terminate 90 days after termination of employment (unless termination was for cause, in which event an option will terminate immediately) or 180 days in the event of termination due to death or disability. Shares received upon exercise of options are subject to both a right of first refusal and a repurchase right at stated prices in favor of Holding, and co-sale rights in favor of the optionee. These rights will terminate upon an initial public offering by Holding of its Common Stock, as further defined in the Option Agreements. Shares received upon exercise of options, as well as all outstanding options, are also subject to obligations to sell at the request of Freeman Spogli. All options will terminate on the seventh anniversary of the Option Agreement under which they were granted if not exercised prior thereto.

        Three different types of options may be granted pursuant to the Option Plans. Fixed Price Service Options vest over a three-year period in three equal annual installments beginning one year from the date of grant. Performance

Options are earned in installments based upon satisfaction of certain performance targets for the four-year period ending in fiscal 2001. Variable Price Service Options vest in equal annual installments over a two-year period beginning in 2000, and have an exercise price that increases over time.

Option Grants

        The following table sets forth information concerning Options granted in fiscal 2000 to each of the Executive Officers.

                                                           Individual Grants                      Potential Realizable Value at
                                        -----------------------------------------------------     Assumed Annual Rates of Stock
                                                         % of Total                                    Price Appreciation
                                          Number of      Options/                                        for Option Term
                                         Securities        SARs                                        Fixed Price Options
                                         Underlying     Granted to   Exercise or              -----------------------------------
                                        Options/SARs   Employees in  Base Price   Expiration
                    Name                  Granted #    Fiscal Year    ($/Sh)(1)     Date      0% (2)     5% ($)(3)     10% ($)(3)
--------------------------------------- -------------- -----------   -----------  ----------- ------    ----------    -----------
Lawrence P. Castellani................     350,000 (4)       26.2        $ 16.82       2/1/07      -    $ 2,396,600    $ 5,585,098

Lawrence P. Castellani................     350,000 (4)       26.2          20.00       2/1/07      -      2,849,703      6,641,020

Lawrence P. Castellani................     350,000 (4)       26.2          25.00       2/1/07      -      3,562,129      8,301,275

Jimmie L. Wade........................      30,000 (5)        2.2          16.82      4/14/07      -        205,423        478,723

David R. Reid.........................      25,000 (6)        1.9          16.82      4/14/07      -        171,186        398,936

Paul W. Klasing.......................      18,000 (7)        1.3          16.82      4/14/07      -        123,254        287,324

Garnett E. Smith......................      18,000 (8)        1.3          16.82      4/14/07      -        123,254        287,324

Shirley L. Stevens....................      10,000 (9)        0.7          16.82      4/14/07      -         68,474        159,574

Jeffrey T. Gray.......................       8,000 (10)       0.5          16.82      4/14/07      -         54,779        127,659

(1) Represents the fair market value of the underlying shares of Common Stock at the time of the grant as determined by Holding's Board of Directors.
(2) Unless the stock price increases, which will benefit all stockholders commensurately, an Option holder will realize no gain.
(3) Represents the value of the shares of Common Stock issuable upon the exercise of the Option, assuming the stated rates of price appreciation for seven years, compounded annually, with the aggregate exercise price deducted from the final appreciated value. The 5% and 10% rates are established by the SEC as examples only and are not intended to forecast future appreciation in the Common Stock price.
(4)  Represents 350,000 Fixed Price Service Options.
(5)  Represents 30,000 Fixed Price Service Options.
(6)  Represents 25,000 Fixed Price Service Options.
(7)  Represents 18,000 Fixed Price Service Options.
(8)  Represents 18,000 Fixed Price Service Options.
(9)  Represents 10,000 Fixed Price Service Options.
(10) Represents 8,000 Fixed Price Service Options.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

    The following table sets forth information with respect to the Executive Officers concerning option exercises for fiscal 2000 and exercisable and unexercisable options held as of December 30, 2000.

                                                                              Number of Securities
                                                                                   Underlying                    Value of
                                                                                   Options at             In-the-Money Options at
                                                   Shares                     December 30, 2000(#)      December 30, 2000($)(a)(b)
                                                Acquired on      Value     ---------------------------  ----------------------------
                  Name                          Exercise(#)    Realized($) Exercisable   Unexercisable  Exercisable    Unexercisable
---------------------------------------------   -----------    ----------- -----------   -------------  -----------    -------------
Lawrence P. Castellani.......................             -              -           -      1,050,000   $         -    $  1,813,000

Jimmie L. Wade...............................             -              -      10,667         53,833        95,737         344,373

David R. Reid................................             -              -      10,667         48,833        95,737         323,473

Paul W. Klasing..............................             -              -      10,667         41,833        95,737         294,213

Garnett E. Smith.............................             -              -     124,583        310,917     1,245,381       3,047,258

Shirley L. Stevens...........................             -              -      10,167         32,833        93,647         256,593

Jeffrey T. Gray..............................             -              -       4,583         17,917        41,323         124,337

(a) There is no established public trading market for the Holding Common Stock. Holding believes that the fair market value of the Holding Common Stock was $21.00 per share as of December 30, 2000.
(b) Values for "in-the-money" outstanding options represent the positive spread between the respective exercise prices of the outstanding options and the fair market value underlying the Holding Common Stock of $21.00 as described in note (a).

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee of the Board of Directors determines the compensation of the Executive Officers. During fiscal 2000, Messrs. Roth, Salter and Smith served on the Compensation Committee. Mr. Smith also served as an officer of the Company during fiscal 2000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

        A beneficial owner of a security includes any person who directly or indirectly has or shares voting power and/or investment power with respect to such security or has the right to obtain such voting power and/or investment power within 60 days. Except as otherwise noted, each designated beneficial owner in the table below has sole voting power with respect to the shares beneficially owned by such person. The following table sets forth certain information, as of March 30, 2001 with respect to the beneficial ownership of Holding Common Stock by (i) each person who beneficially owns more than 5% of such shares, (ii) each of the Executive Officers named in the Summary Compensation Table, (iii) each member of the Board of Directors of Holding and
(iv) all Executive Officers and Directors of Holding and the Company as a group.

                                                                                                     Amount of
                                                                                                     Beneficial         Percent
                                Name of Beneficial Owner                                             Ownership         of Class
-------------------------------------------------------------------------------------                -----------       ----------
Freeman Spogli & Co. Incorporated (1)................................................                 11,022,652            37.1 %
John M. Roth (1)                                                                                                               -
Mark J. Doran (1)                                                                                                              -

WA Holding Co. (2)...................................................................                  11,474,606           38.6%
Jeffrey N. Boyer (2)                                                                                            -
Jeffrey B. Conner (4)................................................................                           -

Ripplewood Partners, L.P. and affiliates (3).........................................                   2,891,795            9.7%
Timothy C. Collins (3)                                                                                          -

William L. Salter (4)................................................................                           -              *

Nicholas F. Taubman (5)..............................................................                   1,398,632            4.7%

Arthur Taubman Trust dated July 13, 1964 (6).........................................                   1,148,633            3.9%

Garnett E. Smith (8)(9)..............................................................                     492,666            1.7

Lawrence P. Castellani (7)(8)(9).....................................................                     535,000            1.8

Peter J. Starrett....................................................................                      23,782              *

Paul W. Klasing (8)(9)...............................................................                      46,334              *

David R. Reid (8)(9).................................................................                      48,667              *

Jimmie L. Wade (8)(9)................................................................                      55,334              *

Shirley L. Stevens (8)(9)............................................................                      42,667              *

Jeffrey T. Gray (8)(9)...............................................................                      21,333              *

All directors and officers as a group (14 individuals)...............................                  29,180,934           98.1%

__________________________
*       Less than 1%

(1) 11,022,652 shares of Holding Common Stock are held of record by FS Equity Partners IV, L.P. ("FSEP IV"). As general partner of FSEP IV, FS Capital Partners LLC ("FS Capital") has the sole power to vote and dispose of the shares owned by FSEP IV. Messrs. Doran, Roth, Bradford M. Freeman, Todd W. Halloran, Jon D. Ralph, Charles P. Rullman, J. Frederick Simmons, Ronald P. Spogli and William M. Wardlaw are the sole managing members of FS Capital, and Messrs. Doran, Freeman, Halloran, Ralph, Roth, Rullman, Simmons, Spogli and Wardlaw are the sole directors, officers and shareholders of Freeman Spogli & Co. Incorporated, and as such may be deemed to be the beneficial owners of the shares of Holding Common Stock and rights to acquire Holding Common Stock owned by FSEP IV. Freeman Spogli and its named officers and directors have, in addition, sole power to vote 2,891,795 shares of Holding Common Stock owned of record by Ripplewood Partners, L.P. (the "Ripplewood Partners") and Ripplewood Advance Auto Parts Employee Fund I L.L.C. (the "Ripplewood Fund") pursuant to an irrevocable proxy delivered to Freeman Spogli under the terms of the Stockholders Agreement. Such irrevocable proxy will expire upon an initial public offering by

        Holding. Freeman Spogli neither has shared nor sole power to dispose of shares held by Ripplewood Partners or Ripplewood Fund. The business address of Freeman Spogli & Co. Incorporated, FSEP IV, FS Capital, and Messrs. Freeman, Spogli, Wardlaw, Simmons, Roth, Rullman and Doran is 11100 Santa Monica Boulevard, Suite 1900, Los Angeles, California 90025.
(2) 11,474,606 shares of Holding Common Stock are held of record by WA Holding Co. ("WAH"), a wholly owned subsidiary of Sears. As the sole stockholder of WAH, Sears has the sole power to vote and dispose of the shares owned by WAH. As Senior Vice President and Chief Financial Officer of Sears, Mr. Boyer has the power to direct the voting of the shares of Holding Common Stock held by WAH, and as such may be deemed to be the beneficial owner of the shares of Holding Common Stock owned by WAH. The business address of WAH and Mr. Boyer is 3333 Beverly Road, Hoffman Estates, Illinois 60179.
(3) 2,763,110 shares of Holding Common Stock are held of record by Ripplewood Partners, and 128,685 shares of Holding Common Stock are held of record by Ripplewood Fund. Ripplewood Holdings, L.L.C. is the sole general partner of Ripplewood Partners and the sole managing member of Ripplewood Fund and, therefore, has the sole power to dispose of the shares owned by Ripplewood Partners or Ripplewood Fund. Until an initial public offering by Holding, pursuant to the Stockholders Agreement and an irrevocable proxy required by the terms thereof, Freeman Spogli has sole voting power over all of the shares of Holding Common Stock held by Ripplewood Partners and Ripplewood Fund. Mr. Collins is the Senior Managing Director and Chief Executive Officer of Ripplewood Holdings L.L.C. and as such may be deemed to be the beneficial owner of the shares of Holding Common Stock and the rights to acquire Holding Common Stock owned by Ripplewood Partners and Ripplewood Fund. The business address of Ripplewood Holdings L.L.C., Ripplewood Partners, Ripplewood Fund, and Mr. Collins is 1 Rockefeller Plaza, 32nd Floor, New York, New York 10020.
(4) The business address of Messrs. Salter and Conner is 3333 Beverly Road, Hoffman Estates, Illinois 60179.
(5) Includes 250,000 shares subject to immediately exercisable options. The stockholder's business address is 5673 Airport Road, Roanoke, Virginia 24012.
(6) Includes 250,000 shares subject to immediately exercisable options. The trustees of the Arthur Taubman Trust dated July 13, 1964 are Eugenia Taubman, who is the spouse of Nicholas F. Taubman, and Grace W. Taubman, who is his mother. The business address of the trust is 5673 Airport Road, Roanoke, Virginia 24012.
(7) Includes an aggregate of 11,890 shares held by Mr. Castellani's children.
(8) Includes 420,000 shares, which have been acquired by Messrs. Smith, Castellani, Klasing, Reid, Wade , Gray and Ms. Stevens pursuant to the stock subscription plan.
(9) Includes shares of Holding Common Stock subject to options beneficially owned by the following persons: Mr. Smith - 242,666 options; Mr. Castellani - 350,000 options; Mr. Klasing - 26,334 options; Mr. Reid - 28,667 options; Mr. Wade - 30,334 options; Mr. Gray - 11,333 and Ms. Stevens - 22,667 options.

Item 13. Certain Relationships and Related Transactions.

Affiliated Leases

        The Company leases its Roanoke, Virginia distribution center, an office and warehouse facility, two warehouses, 20 of its stores and three former stores from Nicholas F. Taubman or members of his immediate family, and its corporate headquarters from Ki, L.C., a Virginia limited liability company owned by two trusts for the benefit of a child of Mr. Taubman. Rents for the affiliated leases may be slightly higher than rents for non-affiliated leases, but the Company does not believe the amount of such difference to be material. In addition, certain terms of the affiliated leases may be more favorable to the landlord than those contained in leases with non-affiliates, primarily terms relating to the maintenance of the facilities. However, in connection with the Recapitalization, certain other terms of the leases with affiliates (including provisions relating to assignment, damage by casualty and default cure periods) were amended so that they would be no less favorable to the Company than non-affiliated leases. All affiliated leases are on a triple net basis. Lease expense for leases with these affiliates was $2.9 million for fiscal 1998 and $3.3 million for each of fiscal 1999 and 2000.

        Three Western Auto Puerto Rico stores are on the premises of Sears stores and the buildings are subleased from Sears. The rental rates were established prior to the Western Merger by arm's-length negotiation between the Company and Sears, and the Company believes that the rent and terms of the subleases reflect market rates and terms at the time of the Western Merger. During fiscal 2000 and 1999, the Company paid Sears approximately $660,000 and $681,000, respectively, for the use of these facilities.

Stockholders Agreement

        Mr. Taubman and the Arthur Taubman Trust Dated July 13, 1964 (the "Taubman Trust" and, together with Mr. Taubman, the "Continuing Stockholders"), Freeman Spogli, Ripplewood Partners, L.P. and Ripplewood Advance Auto Parts Employee Fund I L.L.C. (collectively, "Ripplewood"), WAH and Holding have entered into an Amended and Restated Stockholders Agreement (the "Stockholders Agreement"). Under the Stockholders Agreement, Freeman Spogli, Ripplewood, WAH and the Continuing Stockholders have the right to purchase their pro rata share of certain new issuances of securities, including capital stock by Holding. Prior to April 15, 2001 (or if earlier, the date of an initial public offering), any transfers of Holding Common Stock by any Continuing Stockholder and Ripplewood are subject to rights of first offer in favor of Freeman Spogli and WAH on a pro rata basis. Prior to an initial public offering, any transfers of Holding Common Stock are subject to rights of first refusal in favor of (i) Freeman Spogli and WAH on a pro rata basis, in the case of a transfer by Ripplewood, (ii) WAH, in the case of a transfer by Freeman Spogli and (iii) Freeman Spogli, in the case of a transfer by WAH. The Stockholders Agreement further provides tag-along rights such that (i) upon transfers of Holding Common Stock by Freeman Spogli (excluding transfers to affiliates of Freeman Spogli), the Continuing Stockholders, Ripplewood and WAH will have the right to participate in such sales on a pro rata basis, (ii) upon transfers of Holding Common Stock by WAH (excluding transfers to affiliates of WAH), Freeman Spogli, the Continuing Stockholders and Ripplewood will have the right to participate in such sales on a pro rata basis and (iii) upon transfers of Holding Common Stock by Ripplewood (excluding transfers to affiliates of Ripplewood), Freeman Spogli will have the right to participate in such sales on a pro rata basis, and if Freeman Spogli exercises such right, the Continuing Stockholders and WAH will have the right to participate in such sales on a pro rata basis. In addition, after April 1, 2000 if Freeman Spogli sells all of its holdings of Holding Common Stock, Ripplewood and the Continuing Stockholders will be obligated to sell all of their shares of Holding Common Stock at the request of Freeman Spogli. Without the consent of the majority of the other stockholders, Sears will not sell WAH to a third party so as to dispose of its indirect interest in Holding.

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

Certain Payments

        In connection with the Recapitalization, a portion of the common stock and all of the preferred stock of Holding were converted into the right to receive in the aggregate approximately $351.0 million in cash and certain options to purchase shares of Holding Common Stock. In addition, Freeman Spogli and Ripplewood, stockholders of Holding, received collectively a $5.0 million fee for arranging the financing, performing advisory and consulting services and negotiating the Recapitalization, and Freeman Spogli, Ripplewood and the Continuing Stockholders received collectively a $3.5 million fee for performing similar services with respect to the Western Merger. In connection with the Recapitalization, certain employees of the Company, including the Executive Officers, received an aggregate of approximately $11.5 million in bonuses with Mr. Smith receiving $7.0 million and Messrs. Reid, Wade and Klasing and Ms. Stevens receiving $150,000 each.

Other Transactions with Sears

        On November 2, 1998, Western Auto Supply Company merged into a subsidiary of the Company. In the Western Auto Merger, WAH was issued 11,474,606 shares of Holding Common Stock, representing approximately 40.6% of the outstanding Holding Common Stock. In connection with the Western Merger, WAH became entitled, under the Stockholders Agreement described above, to nominate three directors to the Board of Directors of Holding. At December 30, 2000, Jeffrey N. Boyer, Jeffrey B. Conner and William L. Salter served on the Board of Directors as WAH nominees.

        In connection with the Western Merger, Western entered into agreements with Sears in order to continue to obtain supplies of certain products bearing trademarks owned by Sears for the Wholesale segment and the Service
Stores for three years. Pursuant to these agreements, Western purchased directly from the manufacturers approximately $9.2 million, $13.5 million and $6.0 million of these products in fiscal 2000, 1999 and fiscal 1998, respectively, and the Company believes that Sears received fees in association with such sales. The prices paid per unit for the products sold in the Western Auto stores were determined prior to the Western Merger by arm's-length negotiation between the Company and Sears.

        In connection with the Western Merger, Western entered into agreements with Sears and its affiliates whereby consumers can make retail purchases at the Service Stores and the stores included in the Wholesale segment using the Sears credit card and other Western Auto private label credit cards. The Sears affiliates are paid a discount fee on each retail transaction that is competitive with the fees paid by Western and the Company to third party credit card providers such as Visa, MasterCard and American Express. Under this agreement, Western incurred approximately $405,000, $348,000 and $657,000 in discount fees in fiscal 2000, 1999 and fiscal 1998, respectively. In addition, a portion of a Service Store and certain Western employees were leased to Sears during fiscal 1999 and 1998, for use in Sears' administration of the credit card program. The lease payments, which aggregated approximately $2.3 million and $697,000 in fiscal 1999 and fiscal 1998, respectively, are intended to reimburse the Company for its expense in connection with the facility and the employees. The leasing arrangement was terminated prior to fiscal 2000.

        In connection with the Western Merger, Sears provided certain services to effect an orderly transition of Western Auto Supply Company from a subsidiary of Sears to a subsidiary of the Company. Such services included payroll and accounts payable. As of January 1, 2000, these services were completed and transitioned to the Company. Pursuant to this arrangement, the Company incurred $887,000 and $844,000 for services performed by Sears for the Company in fiscal 1999 and fiscal 1998, of which $844,000 was accrued at January 2, 1999. As of January 1, 2000, all amounts under this arrangement had been paid.

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

        Under the terms of an insurance program established by a Sears subsidiary on behalf of Western Auto Supply Company prior to the Western Merger, with respect to certain insurable losses where the Company may otherwise have a retention obligation or deductible under the applicable insurance policy providing coverage, the Company will be entitled to be reimbursed by Sears for its losses. No material payments were made under the insurance program in fiscal 1999 or fiscal 1998. The Company received approximately $1.5 million during fiscal 2000 for a claim processed under the insurance program.

        In connection with the Western Merger, Sears and the Company entered into an agreement under which the Company may be given a priority position as a local supplier to up to approximately 250 Sears Auto Centers or National Tire & Battery ("NTB") stores that are located near Company stores. Under this agreement, upon request from a Sears Auto Center or NTB Store, the Company will deliver parts and charge a price negotiated prior to the Western Merger between the Company and Sears. In addition, if the volume of activity under this agreement meets certain agreed-upon thresholds, Sears will receive rebates on its purchases. The supply arrangement was phased in by the Company and Sears during late fiscal 1998; therefore, no material purchases were made by Sears in fiscal 1998. During fiscal 2000 and 1999, the Company sold $7.5 million and $5.3 million, respectively of merchandise to Sears under the supply agreement.

        In connection with the Western Merger, Sears arranged to buy from the Company certain products in bulk for its automotive centers, at cost plus a set handling fee. In fiscal 1998, the Company shipped approximately $2.1 million in products to Sears. During the first quarter of fiscal 1999, the Company made final shipments to Sears under this arrangement of $530,000.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a)  Documents filed as part of this Report:

               (1 & 2) Index to Consolidated Financial Statements and Schedules:

                       Advance Holding Corporation and Subsidiaries
                       Consolidated Financial Statements:

                       Report of Independent Public Accountants--Arthur
                         Andersen LLP...............................................      F-1

                       Consolidated Balance Sheets as of December 30, 2000
                         and January 1, 2000........................................      F-2

                       Consolidated Statements of Operations for the Years Ended
                         December 30, 2000, January 1, 2000 and January 2, 1999.....      F-3

                       Consolidated Statements of Changes in Stockholders'
                         Equity for the Years Ended December 30, 2000,
                         January 1, 2000, and January 2, 1999.......................      F-4

                       Consolidated Statements of Cash Flows for the Years Ended
                         December 30, 2000, January 1, 2000 and January 2, 1999.....      F-5

                       Notes to Consolidated Financial Statements December                F-7
                          30, 2000, January 1, 2000 and January 2, 1999.............

                       Schedule I-- Condensed Financial Information of the
                         Registrant.................................................       I-1

                       Schedule II-- Valuation and Qualifying Accounts..............      II-1


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

                         10.17(2) Advance Holding Corporation 1998 Employee Stock Subscription Plan.

                         10.18(2) Form of Advance Holding Corporation Employee Stock Subscription Agreement.

                         10.19(2)  Form of Secured Promissory Note.

                         10.20(2)  Form of Stock Pledge Agreement.

                         10.21(2) Form of Employment and Non-Competition Agreement between Childs, Cox, Gearheart, Gerald, Gray, Gregory, Hale, Helms, Jeter, Knighten, Kyle, Livesay, McDaniel, Miley, Quinn, Richardson, Smith, Turner and Williams and the Company (one-year agreement).

                         10.22(2) Form of Employment and Non-Competition Agreement between Bigoney, Buskirk, Felts, Fralin, Haan, Klasing, Reid, Stevens, Vaughn, Wade, Weatherly and Wirth and the Company (two-year agreement).

                         Exhibit
                         Number                Description
                         ------                -----------


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

                         10.35(14) Employment and Noncompetition Agreement dated
                                   as of February 1, 2000 among the Company, Holding and Lawrence P. Castellani.

                         10.36(15) Senior Executive Stock Subscription Agreement
                                   dated as of February 1, 2000, between Holding and Lawrence P. Castellani.

                         10.37(16) Restricted Stock Agreement dated as of
                                   February 1, 2000, between Holding and
                                   Lawrence P. Castellani.

                         10.38(17) Second Amendment and Consent, dated as of
                                   December 1, 1999, to the Credit Agreement dated as of April 15, 1998, among Holding, the Company, the lenders party thereto and Chase, as Administrative Agent.

                         10.39(18) Third Amendment, dated as of February 11,
                                   2000, to the Credit Amendment dated as of April 15, 1998, among Holding, the Company and Chase, as Administrative Agent.

                         21.1      Subsidiaries of the Company.

                         24.1 Power of Attorney (contained in the signature pages hereof).

                        ________________________________

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

                              (14) Incorporated herein by reference as the same
                                   exhibit in the Annual Report on Form 10-K filed by Advance Holding Corporation for the year ended January 1, 2000 (File No. 333-56031).

                              (15) Incorporated herein by reference as the same
                                   exhibit in the Annual Report on Form 10-K filed by Advance Holding Corporation for the year ended January 1, 2000 (File No. 333-56031).

                              (16) Incorporated herein by reference as the same
                                   exhibit in the Annual Report on Form 10-K filed by Advance Holding Corporation for the year ended January 1, 2000 (File No. 333-56031).

                              (17) Incorporated herein by reference as the same
                                   exhibit in the Annual Report on Form 10-K filed by Advance Holding Corporation for the year ended January 1, 2000 (File No. 333-56031).

                              (18) Incorporated herein by reference as the same
                                   exhibit in the Annual Report on Form 10-K filed by Advance Holding Corporation for the year ended January 1, 2000 (File No. 333-56031).


                         (4)  Reports on Form 8-K.

                              None.

Report of Independent Public Accountants



To the Board of Directors and Stockholders of Advance Holding Corporation:


We have audited the accompanying consolidated balance sheets of Advance Holding Corporation (a Virginia company) and subsidiaries (the Company), as of December 30, 2000, and January 1, 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 30, 2000. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advance Holding Corporation and subsidiaries as of December 30, 2000, and January 1, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2000, in conformity with accounting principles generally accepted in the United States.

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

                                                             ARTHUR ANDERSEN LLP

Greensboro, North Carolina,
   March 2, 2001.

                 Advance Holding Corporation and Subsidiaries
        Consolidated Balance Sheets - December 30, 2000 and January 1,
              2000 (dollars in thousands, except per share data)

                                                             December 30,   January 1,
              Assets                                             2000          2000
              ------                                         ------------   -----------
Current assets:
   Cash and cash equivalents                                  $    18,009    $    22,577
   Receivables, net                                                80,578        100,323
   Inventories                                                    788,914        749,447
   Other current assets                                            10,274         12,025
                                                             ------------   ------------
     Total current assets                                         897,775        884,372
Property and equipment, net                                       410,960        402,476
Assets held for sale                                               25,077         29,694
Other assets, net                                                  22,548         32,087
                                                             ------------   ------------
                                                              $ 1,356,360    $ 1,348,629
                                                             ============   ============
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
   Bank overdrafts                                            $    13,599    $    11,715
   Current portion of long-term debt                                7,028          3,665
   Accounts payable                                               387,852        341,188
   Accrued expenses                                               124,962        146,024
   Other current liabilities                                       42,794         26,172
                                                             ------------   ------------
     Total current liabilities                                    576,235        528,764
                                                             ------------   ------------
Long-term debt                                                    579,921        634,664
                                                             ------------   ------------
Other long-term liabilities                                        43,933         51,247
                                                             ------------   ------------
Commitments and contingencies Stockholders' equity:

   Preferred stock, 8% noncumulative, nonvoting, $10 par value, redeemable by the Company at par; liquidation value at par;
    100,000 shares authorized; no shares issued or outstanding          -              -
   Common stock, Class A, voting, $.01 par value; 62,500,000
    shares authorized; 28,288,550 and 28,144,050 issued
    and outstanding                                                   283            281
   Common stock, Class B, nonvoting, $.01 par value,
    21,875,000 shares authorized; no shares
    issued or outstanding                                               -              -
   Additional paid-in capital                                     372,169        369,399
   Other                                                              396             69
   Accumulated deficit                                           (216,577)      (235,795)
                                                             ------------   ------------
     Total stockholders' equity                                   156,271        133,954
                                                             ------------   ------------
                                                              $ 1,356,360    $ 1,348,629
                                                             ============   ============

               The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                 Advance Holding Corporation and Subsidiaries
                     Consolidated Statements of Operations
                    For the Years Ended December 30, 2000,
                     January 1, 2000, and January 2, 1999
                            (dollars in thousands)

                                                                              2000         1999        1998
                                                                           ----------  -----------  ----------
Net sales                                                                  $ 2,288,022  $2,206,945  $1,220,759
Cost of sales, including purchasing and warehousing costs                    1,392,127   1,404,113     766,198
                                                                           ----------  -----------  ----------
       Gross profit                                                            895,895     802,832     454,561
Selling, general and administrative expenses                                   803,106     782,597     401,681
Expenses associated with Recapitalization                                            -           -      14,277
Expenses associated with restructuring in conjunction with
  the Western Merger                                                                 -           -       6,774
                                                                           ----------  -----------  ----------
       Operating income                                                         92,789      20,235      31,829
Other (expense) income:
  Interest expense                                                             (66,640)    (62,792)    (35,038)
  Other, net                                                                     1,012       4,647         943
                                                                           ----------  -----------  ----------
       Total other expense, net                                                (65,628)    (58,145)    (34,095)
                                                                           ----------  -----------  ----------
Income (loss) before provision (benefit) for income taxes
  and extraordinary item                                                        27,161     (37,910)     (2,266)
Provision (benefit) for income taxes                                            10,535     (12,584)        (84)
                                                                           ----------  -----------  ----------
Income (loss) before extraordinary item                                         16,626     (25,326)     (2,182)
Extraordinary item, gain on debt extinguishment,
         net of $1,759 income taxes                                              2,933           -           -
                                                                           ----------  -----------  ----------
Net income (loss)                                                          $    19,559  $  (25,326) $   (2,182)
                                                                           ==========  ===========  ==========

               The accompanying notes to consolidated financial
             statements are an integral part of these statements.

                 Advance Holding Corporation and Subsidiaries
          Consolidated Statements of Changes in Stockholders' Equity
                    For the Years Ended December 30, 2000,
                     January 1, 2000, and January 2, 1999
                 (dollars in thousands, except per share data)

                                                                      Class A                Class B
                                            Preferred Stock        Common Stock           Common Stock
                                          -----------------  ---------------------  ---------------------
                                            Shares   Amount      Shares     Amount     Shares      Amount
                                          --------  -------  ------------  -------  ------------  -------
Balance, January 3, 1998                    77,300   $  773     2,412,500   $   19    21,875,000   $  175
  Change in par value of stock                   -        -             -        5             -       44
  Redemption of stock                      (77,300)    (773)     (662,500)      (7)  (21,875,000)    (219)
  Issuance of Class A common stock
   associated with the Recapitalization,
   net of issuance costs of $775                 -        -    10,853,800      109             -        -
  Issuance of Class A common stock
   associated with Western Merger,
   net of issuance costs of $575                 -        -    15,636,318      156             -        -
  Other                                          -        -        21,782        1
  Net loss                                       -        -             -        -             -        -
  Preferred dividend,
   $0.80 per share                               -        -             -        -             -        -
                                          ---------------------------------------------------------------
Balance, January 2, 1999                         -        -    28,261,900      283             -        -
  Other                                                          (117,850)      (2)
  Net loss                                       -        -             -        -             -        -
                                          ---------------------------------------------------------------
Balance, January 1, 2000                         -        -    28,144,050      281             -        -
Other                                            -        -       144,500        2             -        -
Net income                                       -        -             -        -             -        -
                                          ---------------------------------------------------------------
Balance, December 30, 2000                       -   $    -    28,288,550   $  283             -   $    -
                                          ===============================================================

                                                                       Retained
                                            Additional                 Earnings           Total
                                             Paid-in                 (Accumulated     Stockholders'
                                             Capital        Other      Deficit)          Equity
Balance, January 3, 1998                    $        -          -    $    142,581     $     143,548
  Change in par value of stock                       -          -             (49)                -
  Redemption of stock                                -        300        (350,301)         (351,000)
  Issuance of Class A common stock
   associated with the Recapitalization,
   net of issuance costs of $775               107,654          -               -           107,763
  Issuance of Class A common stock
   associated with Western Merger,
   net of issuance costs of $575               262,272          -               -           262,428
  Other                                            380     (1,832)              -            (1,451)
  Net loss                                           -          -          (2,182)           (2,182)
  Preferred dividend,
   $0.80 per share                                   -          -             (15)              (15)
                                            -------------------------------------------------------
Balance, January 2, 1999                       370,306     (1,532)       (209,966)          159,091
  Other                                           (907)     1,601            (503)              189
  Net loss                                           -          -         (25,326)          (25,326)
                                            -------------------------------------------------------
Balance, January 1, 2000                       369,399         69        (235,795)          133,954
Other                                            2,770        327            (341)            2,758
Net income                                           -          -          19,559            19,559
                                            -------------------------------------------------------
Balance, December 30, 2000                  $  372,169    $   396    $   (216,577)    $     156,271
                                            =======================================================

               The accompanying notes to consolidated financial
             statements are an integral part of these statements.

                 Advance Holding Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                    For the Years Ended December 30, 2000,
                     January 1, 2000, and January 2, 1999
                            (dollars in thousands)

                                                                                  2000         1999            1998
                                                                                --------     ---------       --------
Cash flows from operating activities:
  Net income (loss)                                                             $ 19,559     $ (25,326)      $ (2,182)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                                 66,826        58,147         29,964
    Amortization of stock option compensation                                        729         1,082            695
    Amortization of deferred debt issuance costs                                   3,276         3,478          2,070
    Amortization of bond discount                                                  9,853         8,700          5,645
    Amortization of interest on capital lease obligation                              42           201              -
    Extraordinary gain on extinguishment of debt, net of tax                      (2,933)            -              -
    Net losses on sales of property and equipment                                    885           119            150
    Impairment of asset held for sale                                                856             -              -
    Sales of marketable securities                                                     -             -          2,025
    Provision (benefit) for deferred income taxes                                    683       (12,650)        (5,348)
    Restructuring charge                                                               -             -          6,774
    Net decrease (increase) in:
     Receivables, net                                                             19,676        (8,128)         4,295
     Inventories                                                                 (39,467)      (23,090)       (99,653)
     Other assets                                                                 14,921        (4,817)          (297)
    Net increase (decrease) in:
     Accounts payable                                                             46,664        (5,721)        55,329
     Accrued expenses                                                            (29,540)      (21,958)        35,718
     Other liabilities                                                            (8,079)        8,987          8,837
                                                                                --------     ---------       --------
      Net cash provided by (used in) operating activities                        103,951       (20,976)        44,022
                                                                                --------     ---------       --------
Cash flows from investing activities:
  Purchases of property and equipment                                            (70,566)     (105,017)       (65,790)
  Proceeds from sales of property and equipment and assets held for sale           5,626         3,130          6,073
  Western Merger, net of cash acquired                                                 -       (13,028)      (170,955)
  Other                                                                                -         1,091              -
                                                                                --------     ---------       --------
      Net cash used in investing activities                                      (64,940)     (113,824)      (230,672)
                                                                                --------     ---------       --------
Cash flows from financing activities:
  Increase (decrease) in bank overdrafts                                           1,884        (8,688)        13,434
  Net borrowings (repayments) under notes payable                                    784             -         (2,959)
  Proceeds from issuance of long-term debt                                             -             -         11,500
  Principal payments of long-term debt                                                 -             -       (102,667)
  Early extinguishment of debt                                                   (24,990)            -              -
  Borrowings under credit facilities                                             278,100       465,000        485,017
  Payments on credit facilities                                                 (306,100)     (339,500)             -
  Payment of debt issuance costs                                                       -          (972)       (23,374)
  Proceeds from issuance of Class A common stock, net of repurchases               1,602           423              -
  Proceeds from issuance of Class A common stock - Recapitalization                    -             -        105,148
  Payment for redemption of preferred and common stock - Recapitalization              -             -       (351,000)
  Proceeds from issuance of Class A common stock - Western Merger                      -             -         69,806
  Other                                                                            5,141         4,999          2,397
                                                                                --------     ---------       --------
      Net cash (used in) provided by financing activities                        (43,579)      121,262        207,302
                                                                                --------     ---------       --------
Net (decrease) increase in cash and cash equivalents                              (4,568)      (13,538)        20,652
Cash and cash equivalents, beginning of year                                      22,577        36,115         15,463
                                                                                --------     ---------       --------
Cash and cash equivalents, end of year                                          $ 18,009     $  22,577       $ 36,115
                                                                                ========     =========       ========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                 Advance Holding Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
            December 30, 2000, January 1, 2000, and January 2, 1999
                 (dollars in thousands, except per share data)

                                                                                        2000     1999       1998
                                                                                      --------  -------   --------
Supplemental cash flow information:
   Interest paid                                                                      $ 51,831  $46,264   $ 23,639
   Income tax refunds (payments), net                                                    6,175   (3,792)    (3,129)
Noncash transactions:
   Conversion of capital lease obligation                                                3,509        -          -
   Accrued purchases of property and equipment                                           9,299      543          -
   Net issuances of common stock under stockholder subscription
     receivable plan                                                                       538    1,316          -
   Loans receivable related to issuance of common stock                                    402      344      2,527
   Appreciation of cancelled shares under stockholder
      subscription receivable plan                                                         341        -          -
   Debt issuance and acquisition costs accrued at January 2, 1999                            -        -      3,734
   Stock options issued for redemption of stock                                              -        -        300
   Issuance of common stock - Western Merger                                                 -        -    193,003
   Accrued Credit Card Liability - Western Merger                                            -        -     10,000
   Obligations under capital lease                                                           -    3,266          -
                                                                                      ========  =======   ========

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                 Advance Holding Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
            December 30, 2000, January 1, 2000, and January 2, 1999
                 (dollars in thousands, except per share data)

1.    Description of Business:

Advance Holding Corporation and its Subsidiaries (the "Company") maintain two operating segments within the United States, Puerto Rico and the Virgin Islands. The Retail segment operates 1,728 retail stores under the "Advance Auto Parts" and "Western Auto" trade names. The Advance Auto Parts stores offer automotive replacement parts, accessories and maintenance items throughout the Eastern and Midwest portions of the United States. The Western Auto stores, located in Puerto Rico and the Virgin Islands, included in the Retail segment offer home and garden merchandise in addition to automotive parts, accessories and service. The Wholesale segment consists of the wholesale operations, including distribution services to approximately 590 independent dealers located throughout the United States, and one Company-owned store in California all operating under the "Western Auto" trade name.

2.    Summary of Significant Accounting Policies:

Accounting Period

The Company's fiscal year ends on the Saturday nearest the end of December.

Principles of Consolidation

The consolidated financial statements include the accounts of Advance Holding Corporation and its wholly owned subsidiaries. The Company also participates in a joint venture in which it has less than a 50% ownership. The investment in the joint venture is accounted for by the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash, Cash Equivalents and Bank Overdrafts

Cash and cash equivalents consist of cash in banks and money market funds. Bank overdrafts include net outstanding checks not yet presented to a bank for settlement.

Allowances

The Company receives cooperative advertising allowances, rebates and various other incentives from vendors that are recorded as a reduction of cost of sales or selling, general and administrative expenses when earned. Cooperative advertising revenue is earned as advertising expenditures are incurred. Rebates and other incentives are earned based on purchases. Amounts received or receivable from vendors that are not yet earned are reflected as deferred revenue in the accompanying consolidated balance sheets. Management's estimate of the portion of deferred revenue that will be realized within one year of the balance sheet date has been included in other current liabilities in the accompanying consolidated balance sheets. Total deferred revenue is $26,994 and $25,015 at December 30, 2000 and January 1, 2000, respectively.

                 Advance Holding Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
            December 30, 2000, January 1, 2000, and January 2, 1999
                 (dollars in thousands, except per share data)


Preopening Expenses

Preopening expenses, which consist primarily of payroll and occupancy costs, are expensed as incurred.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense incurred was approximately $53,658, $65,524, and $35,972 in fiscal 2000, 1999 and 1998, respectively.

Warranty Costs

The Company's vendors are primarily responsible for warranty claims. Warranty costs relating to merchandise and services sold under warranty, which are not covered by vendors' warranties are estimated based on the Company's historical experience and are recorded in the period the product is sold.

Revenue Recognition

The Company recognizes merchandise revenue at the point of sale to a retail customer and point of shipment to a wholesale customer, while service revenue is recognized upon performance of service. The majority of sales are made for cash; however, the Company extends credit to certain commercial customers through a third-party provider of private label credit cards. Receivables under the private label credit card program are transferred to the third-party provider on a limited recourse basis. The Company provides an allowance for doubtful accounts on receivables sold with recourse based upon factors related to credit risk of specific customers, historical trends and other information. Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," provides that this arrangement be accounted for as a secured borrowing. Receivables under the private label credit card and the related payable to the third-party provider were $15,666 and $10,525 at December 30, 2000 and January 1, 2000, respectively.

Change in Accounting Estimate

In July of fiscal 2000, the Company adopted a change in an accounting estimate to reduce the depreciable lives of certain property and equipment on a prospective basis. The effect on operations for fiscal 2000 was to increase depreciation expense by $2,458. The Company expects to discontinue the operations of the effected assets by the third quarter of fiscal 2001, at which time they will be fully depreciated under the reduced useful lives.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities in their statement of financial position and measure those instruments at fair value. In September 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging - an Amendment of SFAS No. 133," which amended the accounting and reporting standards for certain risks related to normal purchases and sales, interest and foreign currency transactions addressed by SFAS No. 133. The Company adopted SFAS No. 133 on December 31, 2000 with no material impact on its financial position or the results of its operations.

                 Advance Holding Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
            December 30, 2000, January 1, 2000, and January 2, 1999
                 (dollars in thousands, except per share data)


In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing Financial Assets and Extinguishment of Liabilities". This statement replaces SFAS No. 125, but carries over most of the provisions of SFAS No. 125 without reconsideration. Management is currently analyzing the impact of adopting SFAS No. 140, which will become effective for first quarter of fiscal 2001.

Reclassifications

Certain items in the fiscal 1999 and fiscal 1998 financial statements have been reclassified to conform with the fiscal 2000 presentation.

3.   Restructuring Charges:

The Company's restructuring activities relate to the ongoing analysis of the profitability of store locations and the settlement of restructuring activities undertaken and assumed as a result of the Western Merger (see Note 16). The Company recognizes a provision for future obligations at the time a decision is made to close a facility, primarily store locations. The provision for closed facilities includes the present value of the remaining lease obligations, reduced by the present value of estimated revenues from subleases, and management's estimate of future costs of insurance, property tax and common area maintenance. The Company uses discount rates ranging from 6.5% to 7.7%.

During fiscal 2000, the Company closed five stores included in the fiscal 1999 restructuring activities and made the decision to close or relocate 25 additional stores not meeting profitability objectives, of which 20 have been closed as of December 30, 2000.

A reconciliation of activity with respect to these restructuring accruals is as follows:


                                                                     Other
                                                                     Exit
                                                       Severance     Costs
                                                       ---------    ------


        Restructuring reserves assumed
         in Western Merger                             $   1,092    $ 8,569
        Restructuring provision for Advance store
         exit costs and fixed asset write-downs                -      6,774
        Reserves utilized                                   (410)      (570)
                                                      ----------   --------
        Balance, January 2, 1999                       $     682    $14,773
        New provisions                                         -      1,307
        Change in estimates                                    -     (1,249)
        Reserves utilized                                   (664)    (4,868)
                                                      ----------   --------
        Balance, January 1, 2000                       $      18    $ 9,963
        New provisions                                         -      1,768
        Change in estimates                                    -        (95)
        Reserves utilized                                    (18)    (4,848)
                                                      ----------   --------
        Balance, December 30, 2000                     $       -    $ 6,788
                                                      ==========   ========


Other exit cost liabilities will be settled over the remaining terms of the underlying lease agreements.

                 Advance Holding Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
            December 30, 2000, January 1, 2000, and January 2, 1999
              (dollars in thousands, except per share data)

As a result of Western Merger, the Company established restructuring reserves in connection with the decision to close certain Parts America stores, to relocate certain Western administrative functions, to exit certain facility leases and to terminate certain employees of Western. As of December 30, 2000, all employees have been terminated and all leased stores have been closed.

A reconciliation of activity with respect to these restructuring accruals is as follows:
                                                                        Other
                                                                        Exit
                                                Severance  Relocation   Costs
                                                ---------  ----------  ------
       Recognized as liabilities assumed
        in purchase accounting and
        included in purchase price
        allocation                              $  8,000    $   970    $ 14,384
       Reserves utilized                            (262)      (132)       (652)
                                                --------    -------    --------
       Balance at January 2, 1999               $  7,738    $   838    $ 13,732
       Purchase accounting adjustments             3,630       (137)     (1,833)
       Reserves utilized                          (7,858)      (701)     (4,074)
                                                --------    -------    --------
       Balance at January 1, 2000               $  3,510    $     -    $  7,825
       Purchase accounting adjustments                 -          -      (1,261)
       Reserves utilized                          (3,510)         -      (2,767)
                                                --------    -------    --------
       Balance at December 30, 2000             $      -    $     -    $  3,797
                                                ========    =======    ========



Other exit cost liabilities will be settled over the remaining terms of the underlying lease agreements.

4.   Receivables:

Receivables consist of the following:


                                                   December 30, January 1,
                                                      2000         2000
                                                   ------------ -----------
     Trade:
       Wholesale                                   $   12,202   $   22,221
       Retail                                          15,666       10,525
     Vendor                                            36,260       50,208
     Installment (Note 18)                             14,197       13,616
     Related parties                                    3,540        6,647
     Employees                                            607          552
     Other                                              3,127        3,481
                                                   ----------   ----------
     Total receivables                                 85,599      107,250
     Less:  Allowance for doubtful accounts            (5,021)      (6,927)
                                                   ----------   ----------
     Receivables, net                              $   80,578   $  100,323
                                                   ==========   ==========

                 Advance Holding Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
            December 30, 2000, January 1, 2000, and January 2, 1999
                 (dollars in thousands, except per share data)



5.   Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method for approximately 90% and 89% of inventories at December 30, 2000 and January 1, 2000, respectively, and the first-in, first-out ("FIFO") method for remaining inventories. The Company capitalizes certain purchasing and warehousing costs into inventory. Purchasing and warehousing costs included in inventory, at FIFO, at December 30, 2000 and January 1, 2000, were $56,305 and $49,252, respectively. Inventories consist of the following:

                                                       December 30,  January 1,
                                                          2000          2000
                                                       ------------  ----------
     Inventories at FIFO                                $ 779,376    $ 735,762
     Adjustments to state inventories at LIFO               9,538       13,685
                                                        -----------  ----------
     Inventories at LIFO                                $ 788,914    $ 749,447
                                                        ===========  ==========


Replacement cost approximated FIFO cost at December 30, 2000 and January 1,
2000.

6.   Property and Equipment:

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

Depreciation of land improvements, buildings, furniture, fixtures and equipment, and vehicles is provided over the estimated useful lives, which range from 2 to 40 years, of the respective assets using the straight-line method. Amortization of building and leasehold improvements is provided over the shorter of the estimated useful lives of the respective assets or the term of the lease using the straight-line method.

Property and equipment consists of the following:

                                                                 Estimated          December 30,         January 1,
                                                                 Useful Lives          2000                2000
                                                                 ------------       ------------         ----------
     Land and land improvements                                   0 - 10 years      $   40,371           $  40,927
     Buildings                                                        40 years          79,109              70,788
     Building and leasehold improvements                         10 - 40 years          84,658              76,605
     Furniture, fixtures and equipment                            3 - 12 years         357,642             331,238
     Vehicles                                                     2 - 10 years          30,506              27,555
     Other                                                                              10,571               2,010
                                                                                    ------------         -----------
                                                                                       602,857             549,123
     Less - Accumulated depreciation and amortization                                 (191,897)           (146,647)
                                                                                    ------------         -----------
     Property and equipment, net                                                    $  410,960           $ 402,476
                                                                                    ============         ===========

                 Advance Holding Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
            December 30, 2000, January 1, 2000, and January 2, 1999
                 (dollars in thousands, except per share data)

Effective January 3, 1999, the Company adopted the American Institute of Certified Public Accountant's Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". The SOP requires companies to capitalize certain expenditures related to development of or obtaining computer software for internal use. The adoption of the SOP resulted in the Company capitalizing approximately $9,400 and $561 in costs incurred during fiscal 2000 and fiscal 1999, respectively.

7.   Assets Held for Sale

The Company applies SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires that long-lived assets and certain identifiable intangible assets to be disposed of be reported at the lower of the carrying amount or the fair market value less selling costs. As of December 30, 2000 and January 1, 2000, the Company's assets held for sale primarily consist of real property acquired in the Western Merger of $25,077 and $29,694, respectively.

During fiscal 2000, the Company recorded an impairment of the value assigned to a property held in the Wholesale segment. This facility consisted of excess space not required by the Company's current needs, therefore, leading to the Company's decision to dispose. The Company expects to dispose of this property during fiscal 2001. The impairment charge of $856, included in operating income, reduced the carrying value of the property to approximately $8,000.

8.   Other Assets:

As of December 30, 2000 and January 1, 2000, other assets include deferred debt issuance costs of $14,843 and $18,886, respectively (net of accumulated amortization of $8,232 and $5,261, respectively), relating to the Recapitalization (Note 15) and the Western Merger (Note 16). Such costs are being amortized over the term of the related debt (6 years to 11 years). Other assets also include the non-current portion of deferred income tax assets (Note
13).

                 Advance Holding Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
            December 30, 2000, January 1, 2000, and January 2, 1999
                 (dollars in thousands, except per share data)


9.   Accrued Expenses:

Accrued expenses consist of the following:

                                                December 30,      January 1,
                                                    2000             2000
                                                ------------      ----------
     Payroll and related benefits               $    25,507       $  32,682
     Restructuring                                    3,772           8,238
     Warranty                                        18,962          19,780
     Other                                           76,721          85,324
                                                ------------      ----------
     Total accrued expenses                     $   124,962       $ 146,024
                                                ============      ==========


10.  Other Long-Term Liabilities:

Other long-term liabilities consist of the following:

                                                  December 30,      January 1,
                                                     2000             2000
                                                  ------------      ----------
     Other employee benefits                      $   24,625        $  26,587
     Restructuring                                     6,813           13,078
     Other                                            12,495           11,582
                                                  ------------      ----------
     Total other long-term liabilities            $   43,933        $  51,247
                                                  ============      ==========

                 Advance Holding Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
            December 30, 2000, January 1, 2000, and January 2, 1999
              (dollars in thousands, except per share data)



11.  Long-term Debt:

Long-term debt consists of the following:

                                                                       December 30,     January 1,
                                                                          2000             2000
                                                                       ------------     ----------
Senior Debt:
 Deferred term loan at variable interest
  rates (9.25% at December 30, 2000), due April 2004                   $  90,000        $  90,000
 Delayed draw facilities at variable interest rates,
  (8.47% at December 30, 2000), due April 2004                            94,000           70,000
 Revolving facility at variable interest rates
  (8.50% at December 30, 2000), due April 2004                            15,000           66,000
 Tranche B facility at variable interest rates
  (9.19% at December 30, 2000), due April 2006                           123,500          124,500
 McDuffie County Authority taxable industrial development
  revenue bonds, issued December 31, 1997, interest due
  monthly at an adjustable rate established by
  the Remarketing Agent (6.90% at December 30, 2000),
  principal due on November 1, 2002                                       10,000           10,000
 Capital lease obligation                                                      -            3,467
 Other                                                                       784                -
Subordinated debt:
 Subordinated notes payable, interest due semi-annually
  at 10.25%, due April 2008                                              169,450          200,000
 Discount debentures, interest at 12.875%, due April 2009,
  face amount of $112,000 less unamortized discount of
  $27,785 and $37,638 at December 30, 2000 and January 1,
  2000, respectively (subordinate to substantialy all
  other liabilities)                                                      84,215           74,362
                                                                       ---------        ---------
   Total long-term debt                                                  586,949          638,329
Less: Current portion of long-term debt                                   (7,028)          (3,665)
                                                                       ---------        ---------
Long-term debt, excluding current portion                              $ 579,921       $  634,664
                                                                      ==========       ==========


Senior Debt:

The deferred term loan, delayed draw facilities, revolving facility and Tranche B facility ("Credit Facility") are with a syndicate of banks. The Credit Facility provides for the Company to borrow up to $462,500 (net of scheduled principal payments through December 30, 2000) in the form of senior secured credit facilities, consisting of (i) $90,000 senior secured deferred term loan,
(ii) $49,000 senior secured delayed draw term loan facility (the "Delayed Draw Facility I"), (iii) $75,000 senior secured delayed draw term loan facility (the "Delayed Draw Facility II") and, together with the Delayed Draw Facility I, (the "Delayed Draw Facilities"), (iv) a $123,500 Tranche B senior secured term loan facility (the "Tranche B Facility"), and (v) a $125,000 senior secured revolving credit facility (the "Revolving Facility"). The Revolving Facility has a letter of credit sub-limit of $25,000, of which $11,910 was outstanding for stand-by letters of credit as of December 30, 2000. Amounts available under the revolver, delayed draw term and deferred term loans are subject to a borrowing base formula, which is based on certain percentages of the Company's inventories and certain debt covenants. As of December 30, 2000, $118,300 was available under these facilities.

                 Advance Holding Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
            December 30, 2000, January 1, 2000, and January 2, 1999
                 (dollars in thousands, except per share data)


Borrowings under the Credit Facility are required to be prepaid, subject to certain exceptions, with (a) 50% of the Excess Cash Flow (as defined), (b) the net cash proceeds of all asset sales or other dispositions of property (as defined), (c) the net proceeds of issuances of debt obligations and (d) the net proceeds of issuance of equity securities. Excess Cash Flow is defined as the excess of (A) the sum of Advance Stores Company, Incorporated's ("Stores"), a wholly owned subsidiary, (i) consolidated net income (excluding certain gains and losses and restricted payments made to its parent), (ii) depreciation, amortization and other noncash charges, (iii) any decrease in Net Working Capital (as defined), (iv) increases in the deferred revenues, and (v) proceeds of certain indebtedness incurred, less (B) the sum of (a) any noncash gains, (b) any increases in Net Working Capital, (c) decreases in consolidated deferred revenues, (d) capital expenditures and (e) repayments of indebtedness (subject to certain exceptions). The Company was not required to make an Excess Cash Flow prepayment for fiscal 1999 but will make a $6,244 mandatory prepayment for fiscal 2000 in fiscal 2001.

The interest rates under the delayed draw facilities and the revolver are determined by reference to a pricing grid that provides for reductions in the applicable interest rate margins based on the Company's trailing total debt to EBITDA ratio (as defined in the Credit Facility). Based upon the Company's operating ratios at December 30, 2000, the margins were 1.75% and 0.75% for Eurodollar and base rate borrowings, respectively. Additionally, at December 30, 2000, the margin under the Tranche B term loan and the deferred term loan facility was 2.50% on a Eurodollar rate and 1.50% on the base rate borrowings. A commitment fee of 0.50% per annum is charged on the unused portion of the Credit Facility.

The Credit Facility is secured by all assets of the Company and contains covenants restricting the ability of the Company and its subsidiaries to, among others, (i) declare dividends or redeem or repurchase capital stock, (ii) make loans and investments and (iii) engage in transactions with affiliates or the Company to change its passive holding company status. The Company is required to comply with financial covenants with respect to (a) a maximum leverage ratio,
(b) a minimum interest coverage ratio, (c) a minimum retained cash earnings test and (d) maximum limits on capital expenditures.

On December 31, 1997, the Company entered into an agreement with McDuffie County Authority under which bond proceeds of $10,000 were issued to construct a distribution center. Proceeds of the bond offering were fully expended during fiscal 1999. These industrial development revenue bonds currently bear interest at a variable rate, with a one-time option to convert to a fixed rate, and are secured by a letter of credit.

Subordinated Debt:

The $169,450 Senior Subordinated Notes (the "Notes") are unsecured and are subordinate in right of payment to all existing and future Senior Debt. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after April 15, 2003. In addition, at any time prior to April 15, 2001, the Company may redeem up to 35% of the initially outstanding aggregate principal amount of the Notes at a redemption price equal to 110.25% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, thereon to the date of redemption, with the net proceeds of one or more equity offerings; provided that, in each case, at least 65% of the initially outstanding aggregate principal amount of the Notes remains outstanding immediately after the occurrence of any such redemption; and provided further, that such redemption shall occur within 90 days of the date of the closing of such equity offering.

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

                 Advance Holding Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
            December 30, 2000, January 1, 2000, and January 2, 1999
                 (dollars in thousands, except per share data)



During fiscal 2000, the Company repurchased on the open market $30,550 face value of Notes at a price ranging from 81.5 to 82.5 percent of their face value. Accordingly, the Company recorded a gain related to the extinguishment of this debt of $2,933, net of $1,759 provided for income taxes and $868 for the write off of the associated deferred debt issuance costs.

The Senior Discount Debentures (the "Debentures") accrue at a rate of 12.875%, compounded semi-annually, to an aggregate principal amount of $112,000 by April 15, 2003. Cash interest will not accrue on the Debentures prior to April 15, 2003. Commencing April 15, 2003, cash interest on the Debentures will accrue and be payable, at a rate of 12.875% per annum, semi-annually in arrears on each April 15 and October 15. As of December 30, 2000, the Debentures have been accreted by $24,198 with corresponding interest expense of $9,853, $8,700 and $5,645 recognized for the years ended December 30, 2000, January 1, 2000 and January 2, 1999, respectively.

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

The Debentures are subordinated to substantially all of the Company's other liabilities. The Debentures contain certain non-financial restrictive covenants that are similar to the covenants contained in the Notes.

As of December 30, 2000, the Company was in compliance with the covenants of the Credit Facility, the Notes and Debentures. Substantially all of the net assets of the Company's subsidiaries are restricted at December 30, 2000.

The aggregate future annual maturities of long-term debt, net of the unamortized discount related to the Debentures, are as follows:

2001                  $   7,028
2002                     14,000
2003                      4,000
2004                    219,668
2005                     60,000
Thereafter              282,253
                      ---------
                      $ 586,949
                      =========

                 Advance Holding Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
            December 30, 2000, January 1, 2000, and January 2, 1999
                 (dollars in thousands, except per share data)




12.  Stockholder Subscription Receivables:

As a result of the Recapitalization (See Note 15) the Company established a stock subscription plan which allows certain directors, officers and key employees of the Company to purchase shares of Class A common stock. The plan requires that the purchase price of the stock equal the fair market value at the time of the purchase and allows fifty percent of the purchase price be executed through the delivery of a full recourse promissory note. The notes provide for annual interest payments, at the prime rate, with the entire principal amount due in five years. As of December 30, 2000 and January 1, 2000, outstanding stockholder subscription receivables were $2,364 and $2,008, respectively, and are included as a reduction to Stockholders' equity in the accompanying consolidated balance sheets.

                 Advance Holding Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
            December 30, 2000, January 1, 2000, and January 2, 1999
                 (dollars in thousands, except per share data)


13.  Income Taxes:

Provision (benefit) for income taxes for fiscal 2000, fiscal 1999 and fiscal 1998 consists of the following:

                                 Current      Deferred         Total
                                 -------      --------         -----
     2000-
      Federal                    $  8,005     $    976       $  8,981
      State                         1,847         (293)         1,554
                                 --------     --------       --------
                                 $  9,852     $    683       $ 10,535
                                 ========     ========       ========
     1999-
      Federal                    $ (1,913)    $ (6,535)      $ (8,448)
      State                         1,979       (6,115)        (4,136)
                                 --------     --------       --------
                                 $     66     $(12,650)      $(12,584)
                                 ========     ========       ========
     1998-
      Federal                    $  3,845     $ (4,528)      $   (683)
      State                         1,419         (820)           599
                                 --------     --------       --------
                                 $  5,264     $ (5,348)      $    (84)
                                 ========     ========       ========




The provision (benefit) for income taxes differed from the amount computed by applying the federal statutory income tax rate due to:

                                                      2000     1999     1998
                                                    -------  --------  -------
     Pre-tax income (loss) at statutory U.S.
       federal income tax rate                     $   9,507 $(13,269) $  (793)
     State income taxes, net of federal
       income tax benefit                                896   (2,688)     389
     Non-deductible interest & other expenses          1,010    1,125      609
     Changes in certain tax accounting methods             -        -     (366)
     Valuation allowance                                 914      596        -
     Puerto Rico dividend withholding tax                  -      150      120
     Other, net                                       (1,792)   1,502      (43)
                                                    -------- --------  -------
                                                    $ 10,535 $(12,584) $   (84)
                                                    ======== ========  =======


Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period-end, based on enacted tax laws and statutory income tax rates applicable to the periods in which the differences are expected to affect taxable income. Deferred income taxes reflect the net income tax effect of temporary differences between the base of assets and liabilities for financial reporting purposes and for income tax reporting purposes. Net deferred income tax balances are comprised of the following:

                 Advance Holding Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
            December 30, 2000, January 1, 2000, and January 2, 1999
                 (dollars in thousands, except per share data)



                                                       December 30, January 1,
                                                          2000         2000
                                                       ------------ ----------
     Deferred income tax assets                        $   57,378   $   65,572
     Deferred income tax liabilities                      (62,121)     (54,731)
                                                       ------------ ----------
     Net deferred income tax (liabilities) assets      $   (4,743)  $   10,841
                                                       ============ ==========

Net deferred income tax assets of $8,792 were recorded in the purchase price allocation of Western.

The Company incurred financial reporting and tax losses in 1999 primarily due to integration and interest costs incurred as a result of the Western Merger and the Recapitalization (See Notes 15 and 16). As of December 30, 2000, the Company has cumulative net deferred income tax liabilities of $4,743. The gross deferred income tax assets include federal and state net operating loss carryforwards ("NOLs") of approximately $16,931. These NOLs may be used to reduce future taxable income and expire periodically through fiscal year 2020. The Company believes it will realize these tax benefits through a combination of the reversal of temporary differences, projected future taxable income during the NOL carryforward periods and available tax planning strategies. Due to uncertainties related to the realization of certain deferred tax assets for NOLs in various jurisdictions, the Company recorded a valuation allowance of $1,510 as of December 30, 2000 and $596 as of January 1, 2000. The amount of deferred income tax assets realizable, however, could change in the near future if estimates of future taxable income are changed.

Temporary differences which give rise to significant deferred income tax assets (liabilities) are as follows:

                                                                       December 30,      January 1,
                                                                          2000             2000
                                                                       ------------      ----------
     Current deferred income taxes-
       Inventory valuation differences                                 $  (36,051)       $ (30,708)
       Accrued medical and workers compensation                             2,319            2,462
       Accrued expenses not currently deductible for tax                   16,391           26,778
       Net operating loss carryforwards                                     7,124            4,000
                                                                       ----------        ---------
       Total current deferred income taxes                             $  (10,217)       $   2,532
                                                                       ==========        =========
     Long-term deferred income taxes-
       Property and equipment                                             (24,571)         (24,023)
       Postretirement benefit obligation                                    8,254            8,580
       Amortization of bond discount                                        8,184            4,861
       Net operating loss carryforwards                                     9,807           18,140
       Minimum tax credit carryforward (no expiration)                      6,809                -
       Valuation allowance                                                 (1,510)            (596)
       Other, net                                                          (1,499)           1,347
                                                                       ----------        ---------
       Total long-term deferred income taxes                           $    5,474        $   8,309
                                                                       ==========        =========


The Company currently has four years that are open to audit by the Internal Revenue Service. In addition, various state and foreign income and franchise tax returns for several years are open to audit. In management's opinion, adequate reserves have been established and any amounts assessed will not have a material effect on the Company's financial position or results of operations.

                 Advance Holding Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
            December 30, 2000, January 1, 2000, and January 2, 1999
                 (dollars in thousands, except per share data)

14.  Lease Commitments:

The Company leases store locations, distribution centers, office space, equipment and vehicles under lease arrangements, some of which are with related parties.

At December 30, 2000, future minimum lease payments due under non-cancelable operating leases are as follows:

                                     Related

                            Other (a)         Parties (a)        Total
                            ---------         -----------        -------
     2001                   $115,628          $   3,688         $119,316
     2002                    107,908              3,688          111,596
     2003                     97,119              3,496          100,615
     2004                     84,711              2,536           87,247
     2005                     76,686              2,239           78,925
     Thereafter              228,300              2,211          230,511
                            --------          ---------         --------
                            $710,355          $  17,858         $728,213
                            ========          =========         ========


     (a)The Other and Related Parties columns include stores closed as a result of the Company's restructuring plans (See Note 3).

At December 30, 2000, future minimum sub-lease income to be received under non-cancelable operating leases is $10,152.

Net rent expense for fiscal 2000, fiscal 1999 and fiscal 1998 was as follows:

                                         2000          1999        1998
                                      ----------    ----------  ---------
     Minimum facility rentals         $  112,768    $  103,807  $  63,787
     Contingent facility rentals           1,391         2,086        718
     Equipment rentals                     1,875         3,831      1,804
     Vehicle rentals                       6,709         4,281      2,391
                                      ----------    ----------  ---------
                                         122,743       114,005     68,700
     Less:  Sub-lease income              (1,747)       (1,085)      (426)
                                      ----------    ----------  ---------
                                      $  120,996    $  112,920  $  68,274
                                      ==========    ==========  =========



Contingent facility rentals are determined on the basis of a percentage of sales in excess of stipulated minimums for certain store facilities. Most of the leases provide that the Company pay taxes, maintenance, insurance and certain other expenses applicable to the leased premises and include options to renew. Certain leases contain rent escalation clauses, which are recorded on a straight-line basis. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Rental payments to related parties of approximately $3,921 in fiscal 2000, $3,998 in fiscal 1999 and $2,984 in fiscal 1998 are included in net rent expense.

                 Advance Holding Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
            December 30, 2000, January 1, 2000, and January 2, 1999
                 (dollars in thousands, except per share data)


15.  Recapitalization:

On April 15, 1998, the Company consummated its recapitalization pursuant to an Agreement and Plan of Merger dated March 4, 1998 (the "Merger Agreement"). In connection with the Merger Agreement, the Company's Board of Directors authorized a 12,500 to 1 split of the common stock and a change in the par value of the common stock from $100 to $.01 per share.

Pursuant to the Merger Agreement, AHC Corporation ("AHC"), a corporation controlled by an investment fund organized by Freeman Spogli & Co. Incorporated ("FS&Co."), merged into the Company (the "Merger"), with the Company as the surviving corporation. In the Merger, a portion of the common stock and all of the preferred stock of the Company were converted into the right to receive in the aggregate approximately $351,000 in cash and certain stock options (See Note
23). Certain shares representing approximately 14% of the outstanding Class A common stock remained outstanding upon consummation of the Merger. Immediately prior to the Merger, FS&Co. purchased approximately $80,500 of the common stock of AHC which was converted in the Merger into approximately 64% of the Company's outstanding common stock and Ripplewood Partners, L.P. and its affiliates ("Ripplewood") purchased approximately $20,000 of the common stock of AHC which was converted in the Merger into approximately 16% of the Company's outstanding common stock. In connection with the Merger, management purchased approximately $8,000, or approximately 6%, of the Company's outstanding common stock, a portion of which resulted in stockholder subscription receivables.

The Merger, the retirement of certain notes payable and long-term debt, borrowings under the Credit Facility, the issuance of the Debentures and the issuance of the Notes collectively represent the "Recapitalization". The Company has accounted for the Recapitalization for financial reporting purposes as the sale of common stock, the issuance of debt, the redemption of common and preferred stock and the repayment of notes payable and long-term debt.

16.   Western Merger:

On November 2, 1998, the Company consummated a Plan of Merger (the "Western Merger") with Sears, Roebuck and Co. ("Sears"), to acquire Western (Western Auto Supply Company), for $175,000 in cash and 11,474,606 shares of the Company's common stock. Additionally, the Company agreed to share losses incurred by Sears as a result of the sale, or as a result of continuing the private label credit card programs up to a maximum of $10,000 ("Credit Card Liability"). The Company recorded the $10,000, which was paid in fiscal 1999, as additional purchase price. In connection with the transaction, the Company sold 4,161,712 shares of common stock to certain stockholders for $70,000 and the Company borrowed $90,000 under a new deferred term loan facility. The remainder of the $175,000 was funded through cash on hand. As of the transaction date, Sears owned approximately 40.6% of the Company's issued and outstanding common stock.

The Western Merger has been accounted for under the purchase method of accounting. Accordingly, the results of operations of Western for the periods from November 2, 1998 are included in the accompanying consolidated financial statements. The purchase price has been allocated to assets acquired and liabilities assumed based on their respective fair values. The final purchase price allocation resulted in total excess fair value over the purchase price of $4,667 and was allocated to non-current assets, primarily property and equipment.

                 Advance Holding Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
            December 30, 2000, January 1, 2000, and January 2, 1999
                 (dollars in thousands, except per share data)


17.  Stockholders' Agreement:

A former owner of the Company and a trust established for the founder of the Company (the "Continuing Stockholders"), WA Holding Co. ("WAH"), a subsidiary of Sears, and the Company have entered into a Stockholders' Agreement (the "Stockholders' Agreement"). Under the Stockholders' Agreement, the Continuing Stockholders and WAH have the right to purchase their pro rata share of certain new issuances of common stock as well as the right to participate pro rata in any sale of common stock by a stockholder. Sales of common stock by the Chairman of the Board, an affiliated trust and Ripplewood are subject to a right of first offer in favor of FS&Co. and Sears through April 2001. The Stockholders' Agreement provides Ripplewood, the Chairman of the Board and an affiliated trust with tag-along rights in the event of sales by FS&Co. or WAH. If FS&Co. sells all of its common stock, Ripplewood, the Chairman of the Board and an affiliated trust will be obligated to sell all of their shares of common stock at the request of FS&Co.

The Stockholders' Agreement further provides that FS&Co., WAH and Ripplewood will have defined levels of representation on the Board of Directors. Ripplewood has granted FS&Co. an irrevocable proxy to vote Ripplewood's common stock on all matters, expiring upon an initial public offering. Pursuant to the Stockholders' Agreement, the existing Chairman of the Board has certain approval rights with respect to major corporate transactions.

18.  Installment Sales Program:

A subsidiary of the Company maintains an in-house finance program, which offers financing to retail customers. Finance charges of $3,063, $2,662 and $376 on the installment sales program are included in net sales in the accompanying consolidated statements of operations for the years ended December 30, 2000, January 1, 2000 and January 2, 1999, respectively. The cost of administering the installment sales program is included in selling, general and administrative expenses as a cost of operations.

19.  Subsequent Event:

Subsequent to December 30, 2000 but prior to this filing, the Company signed a definitive agreement to purchase certain assets of Carport Auto Parts, Inc. ("Carport"). Carport operates 51 automotive retail part stores in Alabama and Mississippi, which carry products similar to those offered in the Advance Auto Parts stores of the Retail segment. The Company plans to account for the acquisition under the purchase method of accounting.

20.  Contingencies:

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

                 Advance Holding Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
            December 30, 2000, January 1, 2000, and January 2, 1999
                 (dollars in thousands, except per share data)


In October 2000, a vendor repudiated a long-term purchase agreement entered into with the Company in January 2000. The Company filed suit against the vendor in November of fiscal 2000. While legal remedies were being pursued, an interim agreement was entered into to ensure the continuous supply of products. In its suit, the Company attempted to recover monetary damages for the increased costs charged by the vendor under the interim agreement, the increased costs to acquire product from other sources, plus any consequential damages. Based on consultation with the Company's legal counsel, management believed the purchase agreement was entered into in good faith and it was highly probable that the Company would prevail in its suit. Therefore, the Company recorded a gain of $3,300, which represented actual damages incurred through December 30, 2000, as a reduction of cost of sales in the accompanying statements of operations. Related income taxes and legal fees of $1,300 were also recorded in the accompanying consolidated statement of operations for the year ended December 30, 2000. On March 23, 2001, the Company agreed to a cash settlement of $16,600 from the vendor. The remainder of the cash settlement over the originally recorded gain, less higher product costs incurred under the interim supply agreement, related legal expenses and taxes, will be recognized during first quarter of fiscal 2001.

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

In January 1999, the Company was notified by the United States Environmental Protection Agency ("EPA") that Western Auto may have potential liability under the Comprehensive Environmental Response Compensation and Liability Act relating to two battery salvage and recycling sites that were in operation in the 1970's and 1980's. The EPA has indicated the total cleanup for this site will be approximately $1,600. Management is continuing their investigation of the EPA notification. An estimate of the range of liability is not reasonably possible until technical studies are sufficiently completed and the amount of potential indemnification from Sears, if any, is further investigated. The ultimate exposure will also depend upon the participation of other parties named in the notification who are believed to share in responsibility. The Company believes the claim could be settled for an amount not material to the Company's financial position or results of operations.

Sears has agreed to indemnify the Company for certain litigation and environmental matters of Western that existed as of the Western Merger date. The Company has recorded a receivable from Sears of approximately $2,685, which is included in the fair value of Western's assets (Note 16), relating to certain environmental matters that had been accrued by Western as of the Western Merger date. As of the Western Merger date, Sears has agreed to partially indemnify the Company for up to 5 years for certain additional environmental matters that may arise relating to the period prior to the Western Merger. The Company's maximum exposure during the indemnification period for certain matters covered in the Western Merger agreement is $3,750.

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

                   Advance Holding Corporation Subsidiaries
                  Notes to Consolidated Financial Statements
            December 30, 2000, January 1, 2000, and January 2, 1999
                 (dollars in thousands, except per share data)

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

The Company has entered into employment agreements with certain employees that provide severance pay benefits under certain circumstances after a change in control of the Company or upon termination by the Company. The maximum contingent liability under these employment agreements is approximately $4,740 and $4,400 at December 30, 2000 and January 1, 2000, respectively.

21.  Related-party Transactions:

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

The following table presents the related party transactions with Sears for fiscal 2000, 1999 and 1998 and as of December 30, 2000 and January 1, 2000:

                                                     Years Ended
                                     -----------------------------------------
                                     December 30,      January 1,    January 2,
                                        2000              2000          1999
                                     ------------      ----------    ----------
     Net sales to Sears              $     7,487       $    5,326    $    2,124
     Shared services revenue                   -            2,286           697
     Shared services expense                   -              887           844
     Credit card fees expense                405              348           657
                                     ===========       ==========    ==========

                                     December 30,      January 1,
                                        2000              2000
                                     ------------      ----------
     Receivables from Sears          $     3,160       $    6,625
     Payables to Sears                     1,321            4,304
                                     ===========       ==========

                 Advance Holding Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
            December 30, 2000, January 1, 2000, and January 2, 1999
                 (dollars in thousands, except per share data)



22.   Benefit Plans:

401(k) Plan

The Company maintains a defined contribution employee benefit plan, which covers substantially all employees after one year of service. The plan allows for employee salary deferrals, which are matched at the Company's discretion. Company contributions were $5,245 in fiscal 2000, $4,756 in fiscal 1999, and $2,634 in fiscal 1998.

The Company also maintains a profit sharing plan covering Western employees that was frozen prior to the Western Merger on November 2, 1998 (Note 16). This plan covered all full-time employees who had completed one year of service and had attained the age of 21 on the first day of each month. All employees covered under this plan were included in the Company's plan on January 1, 1999.

Deferred Compensation

The Company maintains an unfunded deferred compensation plan established for certain key employees of Western prior to the Western Merger (Note 16). The Company assumed the plan liability of $15,253 through the Western Merger. The plan was frozen at the date of the Western Merger. As of December 30, 2000 and January 1, 2000, $5,359 and $8,504, respectively was accrued related to the plan.

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

In connection with the Western Merger, the Company assumed Western's benefit obligation under its postretirement health care plan. This plan was merged into the Company's plan effective July 1, 1999.

                 Advance Holding Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
            December 30, 2000, January 1, 2000, and January 2, 1999
                 (dollars in thousands, except per share data)


The Company maintains the existing plan and the assumed plan covering Western employees. Financial information related to the plans was determined by the Company's independent actuaries as of December 30, 2000 and January 1, 2000. The following provides a reconciliation of the benefit obligation and the funded status of the plan:

                                                                   2000                  1999
                                                                ----------            ---------
     Change in benefit obligation:
      Benefit obligation at beginning of the year                $  22,095            $   23,559
      Service cost                                                     451                   336
      Interest cost                                                  1,532                 1,401
      Benefits paid                                                 (2,826)               (1,843)
      Actuarial loss (gain)                                            830                (1,358)
                                                                 ---------              --------
     Benefit obligation at end of the year                          22,082                22,095
     Change in plan assets:
      Fair value of plan assets at beginning of the year                 -                     -
      Employer contributions                                         2,826                 1,843
      Benefits paid                                                 (2,826)               (1,843)
                                                                 ---------           -----------
      Fair value of plan assets at end of year                           -                     -
     Reconciliation of funded status:
      Funded status                                                (22,082)              (22,095)
      Unrecognized transition obligation                               810                   868
      Unrecognized actuarial loss (gain)                               530                  (300)
                                                                 ---------           -----------
     Accrued postretirement benefit cost                         $ (20,742)           $  (21,527)
                                                                 =========           ===========


Net periodic postretirement benefit cost is as follows:

                                                        2000              1999               1998
                                                     ----------         --------           --------
     Service cost                                    $     451          $    336           $     240
     Interest cost                                       1,532             1,401                 440
     Amortization of the transition obligation              58                58                  58
     Amortization of recognized net losses                   -                43                  60
                                                     ---------          --------           ---------
                                                     $   2,041          $  1,838           $     798
                                                     =========          ========           =========


The postretirement benefit obligation was computed using an assumed discount rate of 7.5% and 6.5% in 2000 and 1999, respectively. The health care cost trend rate was assumed to be 9.0% for 2000, 8.5% for 2001, 8.0% for 2002, 7.5% for
2003, 7.0% for 2004, 6.5% for 2005, and 5.0% to 6.0% for 2006 and thereafter.

If the health care cost were increased 1% for all future years the accumulated postretirement benefit obligation would have increased by $1,496 as of December 30, 2000. The effect of this change on the combined service and interest cost would have been an increase of $130 for 2000.

If the health care cost were decreased 1% for all future years the accumulated postretirement benefit obligation would have decreased by $1,308 as of December 30, 2000. The effect of this change on the combined service and interest cost would have been a decrease of $113 for 2000.

                 Advance Holding Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
            December 30, 2000, January 1, 2000, and January 2, 1999
                 (dollars in thousands, except per share data)


The Company reserves the right to change or terminate the benefits at any time. The Company also continues to evaluate ways in which it can better manage these benefits and control costs. Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant impact on the amount of the reported obligation and annual expense.

23.  Stock Options:

The Company maintains a senior executive stock option plan and an executive stock option plan (the "Option Plans") for key employees of the Company. The Option Plans provide for the granting of non-qualified stock options. All options will terminate on the seventh anniversary of the grant date. Shares authorized for grant under the senior executive and the executive stock option plans are 1,650,000 and 1,240,000, respectively, at December 30, 2000. Subsequent to December 30, 2000, an additional 250,000 shares were authorized for grant under the senior executive stock option plan.

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

As a result of the Recapitalization certain existing stockholders received stock options to purchase up to 500,000 shares of common stock. The stock options are fully vested, nonforfeitable and provide for a $10 per share exercise price, increasing $2.00 per share annually, through the expiration date of April 2005. The Company retained a reputable firm with expertise in valuing stock options to determine the fair value of these options as of April 15, 1998 (the "valuation date"). Based on their analysis, the fair value of the options was approximately $300 in the aggregate. The value of the options as of the valuation date has been reflected as additional consideration for the shares of common stock repurchased in the Recapitalization.

                 Advance Holding Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
            December 30, 2000, January 1, 2000, and January 2, 1999
                 (dollars in thousands, except per share data)

Total option activity was as follows:

                                                       2000                           1999                          1998
                                          ----------------------------     ---------------------------    -------------------------
                                                           Weighted-                       Weighted-                   Weighted-
                                          Number of         Average        Number of        Average       Number of     Average
                                            Shares      Exercise Price      Shares      Exercise Price    Shares     Exercise Price
                                          ----------    --------------     ---------   ---------------    ---------  --------------
   Fixed Price Service Options
   ---------------------------
   Outstanding at beginning of year          296,655        $ 14.79         104,580        $ 10.00               -          $     -
   Granted                                 1,335,500          19.80         230,000          16.82         104,580            10.00
   Exercised                                       -              -               -              -               -                -
   Forfeited                                 (22,500)         14.55         (37,925)         13.90               -                -
                                           ---------        -------         -------        -------         -------          -------
   Outstanding at end of year              1,609,655        $ 18.95         296,655        $ 14.79         104,580          $ 10.00
                                           =========        =======         =======        =======         =======          =======

   Variable Price Service Options
   ------------------------------
   Outstanding at beginning of year          329,235        $ 15.00         397,085        $ 15.00               -          $     -
   Granted                                         -              -               -              -         397,085            15.00
   Exercised                                       -              -               -              -               -                -
   Forfeited                                 (32,500)         15.00         (67,850)         15.00               -                -
                                           ---------        -------         -------        -------         -------          -------
   Outstanding at end of year                296,735        $ 15.00         329,235        $ 15.00         397,085          $ 15.00
                                           =========        =======         =======        =======         =======          =======

   Performance Options
   -------------------
   Outstanding at beginning of year          329,235        $ 10.00         397,085        $ 10.00               -          $     -
   Granted                                         -              -               -              -         397,085            10.00
   Exercised                                       -              -               -              -               -                -
   Forfeited                                 (32,500)         10.00         (67,850)         10.00               -                -
                                           ---------        -------         -------        -------         -------          -------
   Outstanding at end of year                296,735        $ 10.00         329,235        $ 10.00         397,085          $ 10.00
                                           =========        =======         =======        =======         =======          =======

   Other Options
   -------------
   Outstanding at beginning of year          500,000        $ 12.00         500,000        $ 10.00               -          $     -
   Granted                                         -              -               -              -         500,000            10.00
   Exercised                                       -              -               -              -               -                -
   Forfeited                                       -              -               -              -               -                -
                                           ---------        -------         -------        -------         -------          -------
   Outstanding at end of year                500,000        $ 14.00         500,000        $ 12.00         500,000          $ 10.00
                                           =========        =======         =======        =======         =======          =======

As of December 30, 2000, 118,270 of the Fixed Price Service Options, 148,368 of the variable options and 500,000 of the other options were exercisable. Only the 500,000 of other options and 29,385 of the fixed options were exercisable at January 1, 2000. The exercise price for the above options range from $10.00 per share to $16.82 per share. The remaining weighted-average contractual life of all options, excluding 1,050,000 of the options granted in fiscal 2000, is five years. The 1,050,000 options have a weighted-average contractual life of six years and five months for which none of the options are exercisable as of December 30, 2000.

                 Advance Holding Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
            December 30, 2000, January 1, 2000, and January 2, 1999
                 (dollars in thousands, except per share data)

As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for its employee stock options using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the market price of the Company's common stock at the measurement date over the exercise price. Accordingly, the Company did not recognize compensation expense on the issuance of its Fixed Price Service Options because the exercise price equaled the fair market value of the underlying stock on the grant date. The fair market value of the stock as of December 30, 2000 and January 1, 2000, as determined by the Board of Directors, was $21.00 and $16.82, respectively. The excess of the fair market value per share over the exercise price per share for the Performance Options and Variable Price Service Options is recorded as outstanding stock options and unamortized stock option compensation and is included in other stockholders' equity. At December 30, 2000, outstanding stock options and unamortized stock option compensation was $3,948 and $1,488, respectively. This compensation is amortized to expense over the vesting periods. Compensation expense related to these options of $729, $1,082 and $695 is included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the fiscal year ended December 30, 2000, January 1, 2000 and January 2, 1999, respectively.

The following information is presented as if the Company elected to account for compensation cost related to the stock options using the fair value method as prescribed by SFAS No. 123:

                              2000                 1999                  1998
                            --------             ---------             --------
     Net income (loss):
       As reported          $ 19,559             ($25,326)             ($2,182)
       Pro-forma              19,674              (24,842)              (1,700)
                            ========             =========             ========

For the above information, the fair value of each option granted in fiscal 2000 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions: (i) risk-free interest rate of 4.47% and 4.57%;
(ii) weighted-average expected life of options of two and three years and (iii) expected dividend yield of zero. As permitted by SFAS No. 123 for companies with non-public equity securities, the Company used the assumption of zero volatility in valuing their options.

For the above information, the fair value of each option granted in fiscal 1999 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions: (i) risk-free interest rate of 5.19% and 5.27%;
(ii) weighted-average expected life of options of two and three years and (iii) expected dividend yield of zero. As permitted by SFAS No. 123 for companies with non-public equity securities, the Company used the assumption of zero volatility in valuing their options.

For the above information, the fair value of each option granted in fiscal 1998 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions: (i) risk-free interest rate of 5.61%, 5.62% and 5.65%; (ii) weighted-average expected life of options of two, three and four years and (iii) expected dividend yield of zero. As permitted by SFAS No. 123 for companies with non-public equity securities, the Company used the assumption of zero volatility in valuing their options.

24.   Fair Value of Financial Instruments:

The carrying amount of cash and cash equivalents, receivables, bank overdrafts, accounts payable, borrowings secured by receivables and current portion of long-term debt approximates fair value because of the short maturity of those instruments. The carrying amount for variable rate long-term debt approximates fair value for similar issues available to the Company. The fair value of all fixed rate long-term debt was determined based on current market prices, which approximated $163,473 and $222,640 at December 30, 2000 and January 1, 2000, respectively.

                 Advance Holding Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
            December 30, 2000, January 1, 2000, and January 2, 1999
                 (dollars in thousands, except per share data)

25.   Segment and Related Information:

During 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement requires entities to report financial and descriptive information related to segments within the organization.

The Company has the following operating segments: Holding, Retail and Wholesale. Holding has no operations but holds certain assets and liabilities. Retail consists of the retail operations of the Company, operating under the trade name "Advance Auto Parts" in the United States and "Western Auto" in Puerto Rico and the Virgin Islands. Wholesale consists of the wholesale operations, including distribution services to independent dealers, franchisees and one Company-owned store in California all operating under the "Western Auto" trade name. The California store location generates approximately 13% of the total Wholesale segment revenues.

The financial information for fiscal 1999 and 1998 has been restated to reflect the operating segments described above. Prior to January 1, 2000, management received and used financial information at the Advance Stores and consolidated Western levels. The Advance Stores segment consisted of the "Advance Auto Parts" retail locations and the Western segment consisted of the "Western Auto" retail locations and wholesale operations described above. The accounting policies of the reportable segments are the same as those of the Company.

                 Advance Holding Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
            December 30, 2000, January 1, 2000, and January 2, 1999
                 (dollars in thousands, except per share data)

2000                                                    Advance
                                                        Holding         Retail      Wholesale (b)      Eliminations      Totals
-----------------------------------------------------------------------------------------------------------------------------------
Net sales (a)                                          $       -      $ 2,148,904    $      139,118    $            -   $ 2,288,022
Gross profit                                                   -          873,119            22,776                 -       895,895
Operating income                                               -           87,600             5,189                 -        92,789
Net interest (expense) income                             (9,871)         (49,976)           (5,849)                -       (65,696)
(Loss) income before (benefit) provision for
  income taxes and extraordinary item (c)                 (9,871)          37,345              (313)                -        27,161
Extraordinary item, gain on debt extinguishment,
  net of $1,759 income taxes                                   -            2,933                 -                 -         2,933
Segment assets (c)                                        10,556        1,293,208            56,088            (3,492)    1,356,360
Depreciation and amortization                                              66,513               313                 -        66,826
Capital expenditures                                           -           70,492                74                 -        70,566

1999 (d)
-----------------------------------------------------------------------------------------------------------------------------------
Net sales (a)                                          $       -      $ 1,999,002    $      207,943   $             -   $ 2,206,945
Gross profit                                                   -          784,147            18,685                 -       802,832
Operating income (loss)                                        -           24,588            (4,353)                -        20,235
Net interest (expense) income                             (8,717)         (50,789)           (2,654)                -       (62,160)
Loss before benefit for income taxes (c)                  (8,717)         (26,200)           (2,993)                -       (37,910)
Segment assets (c)                                        13,036        1,250,654            94,298            (9,359)    1,348,629
Depreciation and amortization                                  -           53,280             4,867                 -        58,147
Capital expenditures                                           -           96,989             8,028                 -       105,017

1998 (d)
-----------------------------------------------------------------------------------------------------------------------------------
Net sales (a)                                          $       -      $ 1,186,167    $       34,592    $            -   $ 1,220,759
Gross profit                                                   -          452,817             1,744                 -       454,561
Operating (loss) income                                     (564)          41,228            (8,818)              (17)       31,829
Net interest (expense) income                             (6,252)         (28,310)              416             1,068       (33,078)
(Loss) income before (benefit) provision                  (6,825)          11,901            (8,402)            1,060        (2,266)
  for income taxes (c)
Segment assets (c)                                         6,749        1,150,592           110,924            (2,910)    1,265,355
Depreciation and amortization                                  -           29,208               756                 -        29,964
Capital expenditures                                           -           64,131             1,659                 -        65,790

(a) For fiscal years 2000, 1999, and 1998, total net sales include approximately $356,000, $245,000 and $130,000, respectively, related to revenues derived from commercial sales.

(b) During fiscal 1999, certain assets, liabilities and the corresponding activity related to the Parts America store operations and a distribution center were transferred to the Retail segment through a dividend to Retail. Additionally, throughout fiscal 2000, the Company transferred certain assets to the Retail segment related to the Western Auto retail operations in Puerto Rico and the Virgin Islands.

(c) Excludes investment in and equity in net earnings or losses of subsidiaries.

(d) Fiscal 1999 and 1998 results of operations do not reflect the allocation of certain shared expenses to the Wholesale segment. During fiscal 2000, Management adopted a method for allocating shared expenses.

                 Advance Holding Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
            December 30, 2000, January 1, 2000, and January 2, 1999
                 (dollars in thousands, except per share data)

26.   Quarterly Financial Data (Unaudited):

The following table summarizes quarterly financial data for fiscal years 2000 and 1999:

          2000                                          First         Second           Third            Fourth
          ------------------------------------------------------------------------------------------------------
          Net sales                                    $677,582       $557,650        $552,138          $500,652
          Gross profit                                  258,975        216,533         223,903           196,484
          Operating income                               19,184         32,249          30,111            11,245
          Net (loss) income                                (956)        10,381          12,440            (2,306)


          1999                                          First         Second           Third            Fourth
          ------------------------------------------------------------------------------------------------------
          Net sales                                    $670,453       $542,320        $522,846          $471,326
          Gross profit                                  226,361        196,526         199,637           180,308
          Operating (loss) income                       (17,002)        14,096          14,860             8,281
          Net (loss) income                             (24,942)         2,067             191            (2,642)

                          Advance Holding Corporation
         Schedule I - Condensed Financial Information of the Registrant
                     December 30, 2000 and January 1, 2000
                    Condensed Parent Company Balance Sheets
                 (dollars in thousands, except per share data)

                                                                                    December 30,           January 1,
                                                                                      2000                   2000
                                                                                   -------------       --------------
Assets
Cash and cash equivalents                                                            $     178             $     467
Merchandise and other receivables                                                          214                   203
Refundable income taxes                                                                      -                 5,252
Investment in subsidiary                                                               231,371               202,528
Deferred income taxes                                                                    8,185                 4,911
Other assets                                                                             1,979                 2,203
                                                                                     ---------             ---------
            Total assets                                                             $ 241,927             $ 215,564
                                                                                     =========             =========

Liabilities and stockholders' equity
Accrued expenses                                                                     $     838                 $ 716
Long-term debt                                                                          84,215                74,362
Other long-term liabilities                                                                  -                   620
Intercompany liabilities                                                                   603                 5,912
                                                                                     ---------             ---------
            Total liabilities                                                           85,656                81,610
Stockholders' equity
     Preferred stock, 8% noncumulative, nonvoting, $10 par value, redeemable by the Company at par; liquidation value at par;

         100,000 shares authorized; no shares issued or outstanding                          -                     -
     Common stock, Class A, voting, $.01 par value;
         62,500,000 shares authorized; 28,288,550 and
         28,144,050 issued and outstanding                                                 283                   281
     Common stock, Class B, nonvoting; $.01 par value,
         21,875,000 shares authorized; no shares
         issued or outstanding                                                               -                     -
     Additional paid-in capital                                                        372,169               369,399
     Other                                                                                 396                    69
     Accumulated deficit                                                              (216,577)             (235,795)
                                                                                     ---------             ---------
            Total stockholders' equity                                                 156,271               133,954
                                                                                     ---------             ---------
            Total liabilities and stockholders' equity                               $ 241,927             $ 215,564
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

                          Advance Holding Corporation
         Schedule I - Condensed Financial Information of the Registrant
               Condensed Parent Company Statements of Operations
                            (dollars in thousands)

                                                                             For the Years Ended
                                                           --------------------------------------------------
                                                              2000                   1999              1998
                                                           ---------             ----------         ---------
Selling, general and administrative expenses              $        -             $        -         $    (564)
Interest expense                                             (10,121)                (8,948)           (7,436)
Interest income                                                  250                    231             1,184
Other, net                                                         -                      -                (9)
Equity in earnings of subsidiaries                            26,104                (19,565)            2,322
Income tax benefit                                             3,326                  2,956             2,321
                                                         -----------            -----------        ----------
Net income (loss)                                         $   19,559             $  (25,326)        $  (2,182)
                                                         ===========            ===========        ==========



   The accompanying notes to condensed parent company financial statements are an integral part of these balance sheets.

                          Advance Holding Corporation
         Schedule I - Condensed Financial Information of the Registrant Condensed Parent Company Statements of Cash Flows (dollars in thousands)

                                                                                          For the Years Ended
                                                                             ---------------------------------------------
                                                                                2000              1999              1998
                                                                             ---------         ---------          --------
Cash flows from operating activities:

    Net income (loss)                                                         $ 19,559         $ (25,326)        $  (2,182)
    Adjustments to reconcile net income (loss) to net cash
      provided by operations:
       Amortization of deferred debt issuance costs                                224               248               179
       Amortization of bond discount                                             9,853             8,700             5,645
       Benefit for deferred income taxes                                        (3,326)           (2,994)           (1,894)
       Equity in earnings of subsidiary                                        (26,104)           19,565            (2,322)
       Net decrease (increase) in:
          Other assets                                                           5,225               (59)            3,647
          Other liabilities                                                         40             1,154              (303)
                                                                              --------         ---------         ---------
            Net cash provided by operating activities                            5,471             1,288             2,770
                                                                              --------         ---------         ---------
Cash flows from investing activities:
    Change in net intercompany with subsidiaries                                (5,309)           (2,944)           49,799
    Purchase of Advance Stores Class A Common Stock                             (2,053)                -                 -
    Distributions from subsidiaries                                                  -                 -           242,023
    Capital contributions                                                            -                 -           (10,259)
    Purchase of stores common stock - Western Merger                                 -                 -          (263,000)
                                                                              --------         ---------         ---------
            Net cash (used in) provided by investing activities                 (7,362)           (2,944)           18,563
                                                                              --------         ---------         ---------
Cash flows from financing activities:
    Repayments of long-term debt                                                     -                 -           184,616
    Borrowings under new credit facilities                                           -                 -          (218,725)
    Payment of debt issuance costs                                                   -               (42)           (2,587)
    Proceeds from issuance of Class A Common Stock                               1,602               423           368,045
    Redemption of preferred and common stock                                         -                 -          (351,000)
    Payment of preferred dividend                                                    -                 -               (15)
                                                                              --------         ---------         ---------
            Net cash provided by (used in) financing activities                  1,602               381           (19,666)
                                                                              --------         ---------         ---------
Net (decrease) increase in cash and cash equivalents                              (289)           (1,275)            1,667
Cash and cash equivalents, beginning of year                                       467             1,742                75
                                                                              --------         ---------         ---------
Cash and cash equivalents, end of year                                        $    178         $     467         $   1,742
                                                                              ========         =========         =========

Supplemental cash flow information:
    Interest paid                                                             $      -         $       -         $   1,848
    Income taxes paid, net of refunds received                                       -               939             2,272
Noncash transactions:
    Net issuances of common stock under stockholder subscription
      receivable plan                                                              538             1,316                 -
    Loans receivable related to issuance of common stock                           402               344             2,527
    Appreciation of cancelled shares under stockholder subscription
      receivable plan                                                              341                 -                 -
    Debt issuance and acquisition costs accrued at January 1, 2000                   -                 -               137
    Stock options issued for redemption of stock                                     -                 -               300
    Issuance of common stock - Western Merger                                        -                 -           193,003
    Equity method impact of outstanding stock options                             (729)           (1,082)             (695)




   The accompanying notes to condensed parent company financial statements are an integral part of these balance sheets.

                          Advance Holding Corporation
        Schedule I - Condensed Financial Information of the Registrant
                 Notes to Condensed Parent Company Statements
                     December 30, 2000 and January 1, 2000
                 (dollars in thousands, except per share data)

1. Presentation

These condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although management believes that the disclosures made are adequate to make the information presented not misleading.

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

                          Advance Holding Corporation
        Schedule I - Condensed Financial Information of the Registrant
                 Notes to Condensed Parent Company Statements
                     December 30, 2000 and January 1, 2000
                 (dollars in thousands, except per share data)

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

4. Long-term Debt

Long-term debt at December 30, 2000 consists of senior discount debentures (the "Debentures") issued during fiscal 1998 in connection with the Recapitalization. The Debentures were issued at a discount and accrue at a rate of 12.875%, compounded semi-annually, to an aggregate principal amount of $112,000 by April 15, 2003. Cash interest will not accrue on the Debentures prior to April 15, 2003. Commencing April 15, 2003, cash interest on the Debentures will accrue and be payable, at a rate of 12.875% per annum, semi-annually in arrears on each April 15 and October 15. As of December 30, 2000 and January 1, 2000, the Debentures have been accreted by $24,198 and $14,345 with corresponding interest expense of $9,853, $8,700 and $5,645 recognized for the years ended December 30, 2000, January 1, 2000 and January 2, 1999, respectively.

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

Upon the occurrence of a change of control (as defined), each holder of the Debentures will have the right to require the Company to purchase the Debentures at a price in cash equal to 101% of the accreted value thereof plus liquidated damages, if any, thereon in the case of any such purchase prior to April 15, 2003, or 101% of the aggregate principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, thereon to the date of purchase in the case of any such purchase on or after April 15, 2003. The Company may not have any significant assets other than capital stock of the Stores (which is pledged to secure the Company's obligations under

                          Advance Holding Corporation
        Schedule I - Condensed Financial Information of the Registrant
                 Notes to Condensed Parent Company Statements
                     December 30, 2000 and January 1, 2000
                 (dollars in thousands, except per share data)

the Credit Facility). As a result, the Company's ability to purchase all or any part of the Debentures will be dependent upon the receipt of dividends or other distributions from Stores or its subsidiaries. The Credit Facility and the Senior Subordinated Notes have certain restrictions for Stores with respect to paying dividends and making any other distributions.

The Debentures are subordinated to all of the Company's other liabilities. The Debentures contain certain non-financial restrictive covenants that are similar to the covenants contained in the notes. Substantially all of the net assets of the Company's subsidiaries are restricted at December 30, 2000.

5.  See Notes to Consolidated Financial Statements for Additional Disclosures

                          ADVANCE HOLDING CORPORATION
                               AND SUBSIDIARIES

                SCHEDULE II-- VALUATION AND QUALIFYING ACCOUNTS

                            (dollars in thousands)

                                                    Balance at                                                      Balance at
                                                    Beginning     Charges to                                          End of
Allowance for doubtful accounts receivable:         of Period      Expenses      Deductions          Other            Period
                                                   -----------   ------------   -----------        ---------       -----------
     January 2, 1999.............................    $   575       $  1,193      $     (582)(2)     $  2,594 (1)    $   3,780
     January 1, 2000.............................      3,780          3,901            (754)(2)            -            6,927
     December 30, 2000...........................      6,927          2,152          (4,058)(2)            -            5,021

    (1)  Allowance for doubtful accounts receivable assumed in the Western
         Merger.
    (2)  Accounts written off during the period.

Restructuring reserves:
      January 2, 1999..............................  $     -       $  6,774      $   (2,026)(2)     $ 33,015 (1)    $  37,763
      January 1, 2000..............................   37,763             58         (18,165)(2)        1,660 (1)       21,316
      December 30, 2000............................   21,316          1,673         (11,143)(2)       (1,261)(3)       10,585

      (1)  Restructuring reserves assumed and established in the Western Merger.
      (2)  Represents amounts paid for restructuring charges.
      (3) Reductions to reserves assumed and established in the Western Merger that exceeded the ultimate cost expended by the Company.

SIGNATURE

     Pursuant to the requirements of the Section 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned; thereunto duly authorized, in Roanoke, Commonwealth of Virginia, on March 30, 2001.

                               ADVANCE HOLDING CORPORATION

                               By: /s/ Jimmie L. Wade
                                   ------------------------------------
                                         Jimmie L. Wade
                                         President and Chief Financial Officer,
                                          Secretary

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

         Signature                                         Title                                  Date
/s/ Lawrence P. Castellani                  Chief Executive Officer and Director              March 30, 2001
--------------------------------            (Principal Executive Officer)
        Lawrence P. Castellani

/s/ Jimmie L. Wade                          President and Chief Financial Officer,            March 30, 2001
--------------------------------            Secretary (Principal Financial &
        Jimmie L. Wade                      Accounting Officer)


/s/ Nicholas F. Taubman                     Chairman of the Board and Director                March 30, 2001
---------------------------------
        Nicholas F. Taubman

/s/ Garnett E. Smith                        Vice Chairman of the Board and                    March 30, 2001
---------------------------------
        Garnett E. Smith                    Director

/s/ Mark J. Doran                           Director                                          March 30, 2001
---------------------------------
        Mark J. Doran

/s/ John M. Roth                            Director                                          March 30, 2001
---------------------------------
        John M. Roth

/s/ Timothy C. Collins                      Director                                          March 30, 2001
---------------------------------
        Timothy C. Collins


/s/ Peter M. Starrett                       Director                                          March 30, 2001
---------------------------------
        Peter M. Starrett

/s/ Jeffrey N. Boyer                        Director                                          March 30, 2001
---------------------------------
        Jeffrey N. Boyer

/s/ William L. Salter                       Director                                          March 30, 2001
---------------------------------
        William L. Salter

/s/ Jeffrey B. Conner                       Director                                          March 30, 2001
---------------------------------
        Jeffrey B. Conner

     Supplemental Information to be Furnished with Reports Filed Pursuant to
  Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

    Other than this Report on Form 10-K, no other annual report and no proxy materials have been or will be furnished to Holding's security holders.