Form 10-Q
period 2001-04-21
ADVANCE HOLDING CORP
filed 2001-05-24
CIK 1061889

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                                   Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 21, 2001
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________.

                       Commission file number - 333-56031


                              __________________

                           ADVANCE HOLDING CORPORATION
             (Exact name of registrant as specified in its charter)

                              __________________


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

Yes [X] No [__]

         As of May 24, 2001, the registrant had outstanding 28,292,550 shares of Class A Common Stock, par value $0.01 per share (the only class of common stock of the registrant outstanding). The registrant's Class A Common Stock is not traded in a public market.

===============================================================================

                 ADVANCE HOLDING CORPORATION AND SUBSIDIARIES

                   Sixteen Week Period Ended April 21, 2001

                               TABLE OF CONTENTS


                                                                                                               Page
                                                                                                               ----
PART I.   FINANCIAL INFORMATION

          Item 1.  Condensed Consolidated Financial Statements of Advance Holding Corporation
                   and Subsidiaries:

                   Condensed Consolidated Balance Sheets as of April 21, 2001 and
                   December 30, 2000......................................................................       1

                   Condensed Consolidated Statements of Operations for the Sixteen
                   Week Periods Ended April 21, 2001 and April 22, 2000...................................       2

                   Condensed Consolidated Statements of Cash Flows for the
                   Sixteen Week Periods Ended April 21, 2001 and April 22, 2000...........................       3

                   Notes to the Condensed Consolidated Financial Statements...............................       4

          Item 2.  Management's Discussion and Analysis of Financial Condition and
                   Results of Operations..................................................................       9

          Item 3.  Quantitative and Qualitative Disclosures About Market Risks............................      15

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings......................................................................      16

SIGNATURE.................................................................................................     S-1

                  Advance Holding Corporation and Subsidiaries
                     Condensed Consolidated Balance Sheets
                     April 21, 2001 and December 30, 2000
                 (dollars in thousands, except per share data)


                                                                                  April 21,          December 30,
                                   Assets                                            2001                2000
                                   ------                                       -----------          ------------
                                                                                (unaudited)
Current assets:
  Cash and cash equivalents                                                       $    16,643         $    18,009
  Receivables, net                                                                     94,308              80,578
  Inventories                                                                         782,619             788,914
  Other current assets                                                                 12,398              10,274
                                                                                  -----------         -----------
            Total current assets                                                      905,968             897,775
Property and equipment, net of accumulated depreciation of
  of $201,038 and $191,897                                                            402,658             410,960
Assets held for sale                                                                   22,874              25,077
Other assets, net                                                                      18,254              22,548
                                                                                  -----------         -----------
                                                                                  $ 1,349,754         $ 1,356,360
                                                                                  ===========         ===========
                    Liabilities and Stockholders' Equity
                    ------------------------------------
Current liabilities:
  Bank overdrafts                                                                 $    25,452         $    13,599
  Current portion of long-term debt                                                     5,000               9,985
  Accounts payable                                                                    354,598             387,852
  Accrued expenses                                                                    124,985             124,962
  Other current liabilities                                                            43,002              42,794
                                                                                  -----------         -----------
            Total current liabilities                                                 553,037             579,192
                                                                                  -----------         -----------
Long-term debt                                                                        593,256             576,964
                                                                                  -----------         -----------
Other long-term liabilities                                                            41,388              43,933
                                                                                  -----------         -----------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, 8% noncumulative, nonvoting, $10 par value, redeemable by the Company at par; liquidation value at par;
     100,000 shares authorized; no shares issued or outstanding                             -                   -
  Common stock, Class A, voting, $.01 par value, 62,500,000
     shares authorized; 28,273,550 and 28,288,550 issued
     and outstanding                                                                      283                 283
  Common stock, Class B, nonvoting, $.01 par value,
     21,875,000 shares authorized; no shares issued
     or outstanding                                                                         -                   -
  Additional paid-in capital                                                          371,971             372,169
  Other                                                                                 1,562                 396
  Accumulated deficit                                                                (211,743)           (216,577)
                                                                                  -----------         -----------
            Total stockholders' equity                                                162,073             156,271
                                                                                  -----------         -----------
                                                                                  $ 1,349,754         $ 1,356,360
                                                                                  ===========         ===========


The accompanying notes to the condensed consolidated financial statements are an integral part of these balance sheets.

                 Advance Holding Corporation and Subsidiaries
                Condensed Consolidated Statements of Operations
                      For the Sixteen Week Periods Ended
                        April 21, 2001 and April 22, 2000
                             (dollars in thousands)
                                   (unaudited)

                                                                                Sixteen Week Periods Ended
                                                                               ----------------------------
                                                                                 April 21,         April 22,
                                                                                   2001              2000
                                                                               ----------        ----------
Net sales                                                                      $  729,359        $  677,582
Cost of sales, including purchasing and warehousing costs                         433,420           418,607
                                                                               ----------        ----------
         Gross profit                                                             295,939           258,975
Selling, general and administrative expenses                                      268,260           239,791
                                                                               ----------        ----------
         Operating income                                                          27,679            19,184
                                                                               ----------        ----------
Other (expense) income:
     Interest expense                                                             (19,631)          (20,766)
     Other                                                                            174               230
                                                                               ----------        ----------
         Total other expense, net                                                 (19,457)          (20,536)
                                                                               ----------        ----------
Income (loss) before (provision) benefit
         for income taxes                                                           8,222            (1,352)
(Provision) benefit for income taxes                                               (3,271)              396
                                                                               ----------        ----------
Net income (loss)                                                              $    4,951        $     (956)
                                                                               ==========        ==========

  The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                  Advance Holding Corporation and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                      For the Sixteen Week Periods Ended
                        April 21, 2001 and April 22, 2000
                             (dollars in thousands)
                                   (unaudited)

                                                                                       Sixteen Week Periods Ended
                                                                                    -------------------------------
                                                                                       April 21,        April 22,
                                                                                         2001             2000
                                                                                    -------------     -------------
Cash flows from operating activities:
   Net income (loss)                                                                  $   4,951        $    (956)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation                                                                         20,856           19,234
    Amortization of stock option compensation                                             1,109              352
    Amortization of deferred debt issuance costs                                            981              992
    Amortization of bond discount                                                         3,292            2,887
    Amortization of interest on capital lease obligation                                      -               42
    Losses on sales of property and equipment, net                                        1,308              310
    Impairment of assets held for sale                                                    1,600                -
    Provision (benefit) for deferred income taxes                                         1,140             (666)
    Net (increase) decrease in:
      Receivables, net                                                                  (13,730)          (6,587)
      Inventories                                                                         6,295          (15,369)
      Other assets                                                                       (2,792)          (1,698)
    Net (decrease) increase in:
      Accounts payable                                                                  (33,254)          21,874
      Accrued expenses                                                                    4,151          (28,141)
      Other liabilities                                                                     (34)           4,248
                                                                                      ---------        ---------
       Net cash used in operating activities                                             (4,127)          (3,478)
                                                                                      ---------        ---------
Cash flows from investing activities:
   Purchases of property and equipment                                                  (17,627)         (12,692)
   Proceeds from sales of property and equipment                                            908            1,294
                                                                                      ---------        ---------
       Net cash used in investing activities                                            (16,719)         (11,398)
                                                                                      ---------        ---------
Cash flows from financing activities:
   Increase in bank overdrafts                                                           11,853            5,750
   Payment of note payable                                                                 (784)               -
   Borrowings under credit facilities                                                   147,300          155,200
   Payments on credit facilities                                                       (138,501)        (157,200)
   (Repurchases of) proceeds from Class A common stock under the
    stockholder subscription plan                                                          (999)           2,192
   Other                                                                                    611            2,160
                                                                                      ---------        ---------
       Net cash provided by financing activities                                         19,480            8,102
                                                                                      ---------        ---------
Net decrease in cash and cash equivalents                                                (1,366)          (6,774)
Cash and cash equivalents, beginning of period                                           18,009           22,577
                                                                                      ---------        ---------
Cash and cash equivalents, end of period                                              $  16,643        $  15,803
                                                                                      =========        =========

Supplemental cash flow information:
   Interest paid                                                                      $  17,678        $  20,037
   Income taxes paid                                                                        113              190
Non-cash transactions:
   Accrued purchases of property and equipment                                            5,912            1,910
   Equity transactions under the stockholder subscription and
      employee stock option plans                                                           226              934
   Conversion of capital lease obligation                                                     -            3,509
                                                                                      =========        =========

  The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                 Advance Holding Corporation and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
     For the Sixteen Week Periods Ended April 21, 2001 and April 22, 2000
                            (dollars in thousands)

1.       Basis of Presentation:

         The accompanying condensed consolidated financial statements include the accounts of Advance Holding Corporation and its wholly owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

         The condensed consolidated balance sheet as of April 21, 2001, the condensed consolidated statements of operations for the sixteen week periods ended April 21, 2001 and April 22, 2000 and the condensed consolidated statements of cash flows for the sixteen week periods ended April 21, 2001 and April 22, 2000, have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements for the fiscal year ended December 30, 2000.

         The results of operations for the sixteen-week period are not necessarily indicative of the operating results to be expected for the full fiscal year.

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

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing Financial Assets and Extinguishment of Liabilities". This statement replaces SFAS No. 125, but carries over most of the provisions of SFAS No. 125 without reconsideration. The Company implemented SFAS No. 140 during first quarter of fiscal 2001. The implementation had no impact on the Company's financial position or the results of its operations.

                 Advance Holding Corporation and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
     For the Sixteen Week Periods Ended April 21, 2001 and April 22, 2000
                            (dollars in thousands)

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

         Reclassifications

         Certain 2000 amounts have been reclassified to conform with their 2001 presentation.

2.       Accounts Receivable:


         Receivables consist of the following:

                                                    April 21,      December 30,
                                                      2001             2000
                                                  --------------   ------------
                                                    (unaudited)
Trade:
   Wholesale                                           $ 25,754        $ 12,202
   Retail                                                16,276          15,666
Vendor                                                   39,342          36,260
Installment                                              14,095          14,197
Related parties                                             780           3,540
Employees                                                   467             607
Other                                                     2,863           3,127
                                                       --------        --------
Total receivables                                        99,577          85,599
Less:  Allowance for doubtful accounts                   (5,269)         (5,021)
                                                       --------        --------
Receivables, net                                       $ 94,308        $ 80,578
                                                       ========        ========

                 Advance Holding Corporation and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
     For the Sixteen Week Periods Ended April 21, 2001 and April 22, 2000
                            (dollars in thousands)



3.       Inventories:

         Inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected fiscal year-end inventory levels and costs. The Company capitalizes certain purchasing and warehousing costs into inventory. Purchasing and warehousing costs included in inventory at April 21, 2001 and December 30, 2000 were $56,643 and $56,305, respectively. Inventories consist of the following:

                                                   April 21,      December 30,
                                                     2001             2000
                                                 --------------   --------------
                                                  (unaudited)
       Inventories at FIFO                           $ 772,284        $ 779,376
       Adjustments to state inventories at LIFO         10,335            9,538
                                                 --------------   --------------
       Inventories at LIFO                           $ 782,619        $ 788,914
                                                 ==============   ==============

  4.     Restructuring Liabilities:

         The Company's restructuring activities relate to the ongoing analysis of the profitability of store locations and the settlement of restructuring activities undertaken as a result of the fiscal 1998 merger with Western Auto Supply Company ("Western") ("Western Merger"). Expenses associated with restructuring are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. During the first quarter of fiscal 2001, the Company closed one store included in the fiscal 2000 restructuring activities and made the decision to close or relocate 18 additional stores not meeting profitability objectives, of which 10 had been closed as of April 21, 2001. As of April 21, 2001, this liability represents the current value required for certain facility exit costs, which will be settled over the remaining terms of the underlying lease agreements.

         A reconciliation of activity with respect to these restructuring accruals is as follows:

                                                 Other Exit
                                                    Costs
                                              ---------------
     Balance, December 30, 2000                      $ 6,788
     New provisions                                    2,668
     Change in estimates                                  40
     Reserves utilized                                (1,485)
                                              ---------------
     Balance, April 21, 2001 (unaudited)             $ 8,011
                                              ===============

         As a result of the Western Merger, the Company established restructuring reserves in connection with the decision to close certain Parts America stores, to relocate certain Western administrative functions, to exit certain facility leases and to terminate certain employees of Western. As of April 21, 2001, this restructuring reserve represents the current value required for certain facility exit costs, which will be settled over the remaining terms of the underlying lease agreements.

                 Advance Holding Corporation and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
     For the Sixteen Week Periods Ended April 21, 2001 and April 22, 2000
                            (dollars in thousands)


A reconciliation of activity with respect to these restructuring accruals is as follows:

                                                Other Exit
                                                  Costs
                                              ---------------
         Balance, December 30, 2000                  $ 3,797
         Purchase accounting adjustments                 (73)
         Reserves utilized                              (482)
                                              ---------------
         Balance, April 21, 2001 (unaudited)         $ 3,242
                                              ===============

5.       Assets Held for Sale:

         During the first quarter of fiscal 2001, the Company recorded an impairment charge of $1,600 reducing the carrying value of the facility to $6,000. The facility, which is held in the Wholesale segment, consists of excess space not required by the Company's current needs. The Company expects to dispose of this property during fiscal 2001.

6.       Related Parties:

         The following table presents the related party transactions with Sears, Roebuck & Co. ("Sears") included in the condensed consolidated statements of operations for the sixteen week periods ended April 21, 2001 and April 22, 2000 and the condensed consolidated balance sheets as of April 21, 2001 and December 30, 2000:

                                          Sixteen Week Periods Ended
                                        -------------------------------
                                          April 21,       April 22,
                                            2001             2000
                                        --------------  ---------------
                                         (unaudited)     (unaudited)
         Net sales to Sears                 $  2,023       $    2,086
         Credit card fees expense                101              128


                                          April 21,      December 30,
                                            2001             2000
                                        --------------  ---------------
                                         (unaudited)
         Receivables from Sears             $    635       $    3,160
         Payables to Sears                     1,220            1,321


7.       Segment and Related Information:

         The Company has the following operating segments: Holding, Retail and Wholesale. Holding has no operations but holds certain assets and liabilities. Retail consists of the retail operations of the Company, operating under the trade name "Advance Auto Parts" and "Western Auto" in the United States and "Western Auto" in Puerto Rico and the Virgin Islands. Wholesale consists of the wholesale operations, including distribution services to independent dealers and franchisees all operating under the "Western Auto" trade name.

                 Advance Holding Corporation and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
      For the Sixteen Week Periods Ended April 21,2001 and April 22, 2000
                            (dollars in thousands)


     During the first quarter of fiscal 2001, the Company realigned its retail operations to include the Company-owned store operating under the "Western Auto" trade name in California, which was previously included in the Wholesale segment. Therefore, the following segment disclosures for the sixteen weeks ended April 22, 2000 have been restated to reflect this new structure.

     The accounting policies of the consolidated company have been consistently applied to the reportable segments listed below.

  Sixteen Weeks Ended                    Advance
  April 21, 2001 (unaudited)             Holding         Retail          Wholesale      Eliminations       Totals
  ------------------------------------------------------------------------------------------------------------------
  Net sales                              $     -       $  688,786        $ 40,573        $       -       $   729,359
  (Loss) income before benefit
      (provision) for income taxes        (3,330)          13,599          (2,047)               -             8,222
  Segment assets (a)                      11,304        1,306,309          49,382          (17,241)        1,349,754

  Sixteen Weeks Ended                    Advance
  April 22, 2000 (unaudited)             Holding         Retail          Wholesale      Eliminations       Totals
  ------------------------------------------------------------------------------------------------------------------
  Net sales                              $     -       $  630,390        $ 47,192        $       -       $   677,582
  (Loss) income before benefit
      (provision) for income taxes        (2,885)           3,401          (1,868)               -            (1,352)
  Segment assets (a)                      14,409        1,282,907          83,757          (22,748)        1,358,325

  (a) Excludes investment in and equity in net earnings or losses of subsidiaries.


8.   Contingencies:

     During the first quarter of fiscal 2001, the Company recorded a net gain of $8,300 as a result of a settlement reached with a vendor, in which the vendor repudiated a long-term supply agreement. This gain was recognized as a reduction to cost of sales in the accompanying statement of operations.

     The Company received notification from Sears during the first quarter of fiscal 2001 that certain environmental matters of Western Auto Supply Company, existing as of the merger date and fully indemnified by Sears, have been settled. Accordingly, the Company reversed $2,500 of a receivable due from Sears and reduced the corresponding environmental liability.

9.   Subsequent Event:

     On April 23, 2001, the Company signed a definitive agreement to acquire substantially all the assets of Carport Auto Parts, Inc. ("Carport") and assume selected liabilities. Upon signing the definitive agreement, the Company assumed the operation of 51 auto parts stores in Alabama and Mississippi. The acquisition will be accounted for under the purchase method of accounting and, accordingly, the results of operations for Carport will be included in the Company's financial records beginning April 23, 2001.

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

     As of April 21, 2001, the Company had 1,733 stores in 38 states, Puerto Rico and the Virgin Islands operating under the "Advance Auto Parts" and "Western Auto" trade names (the "Retail" segment). Advance Auto Parts is the second largest retailer of automotive parts and accessories in the United States and, based on store count, the Company believes it is the largest retailer in a majority of its markets. The Western Auto stores (the "Service Stores") included in the Retail segment offer home and garden merchandise in addition to automotive parts, accessories and service. The Company also operates a wholesale distribution network which includes distribution services of automotive parts and accessories and home and garden merchandise to approximately 530 independently owned dealer stores and three franchisees in 48 states operating under the "Western Auto" trade name (the "Wholesale" segment).

     The Company continually monitors store performance, which results in closing certain store locations not meeting profitability objectives. During the first quarter of fiscal 2001, the Company closed one store included in the fiscal 2000 restructuring activities and made the decision to close or relocate 18 additional stores not meeting profitability objectives, 10 of which were closed in the first quarter of fiscal 2001.

     On April 23, 2001, the Company signed a definitive agreement to purchase certain assets of Carport Auto Parts, Inc. ("Carport") and assume selected liabilities. Upon signing the definitive agreement, the Company assumed the operation of 51 auto parts stores in Alabama and Mississippi, which makes the Company the largest retailer of automotive parts in this market. The Company plans to integrate the Carport operations into its current operations of the Retail Segment by the end of fiscal 2001. The acquisition will be accounted for under the purchase method of accounting.

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

                                                           Sixteen Week Periods Ended
                                                             (dollars in thousands)
                                                                  (unaudited)
                                                           --------------------------
                                                           April 21,        April 22,
                                                             2001             2000
                                                           ---------        ---------
     Net sales                                             $ 729,359        $ 677,582
     Cost of sales                                           433,420          418,607
                                                           ---------        ---------
     Gross profit                                            295,939          258,975
     Selling, general and administrative expenses            266,664          238,968
     Non-cash and other employee compensation                  1,596              823
                                                           ---------        ---------
     Operating income                                         27,679           19,184
     Interest expense                                        (19,631)         (20,766)
     Other income, net                                           174              230
     (Provision) benefit for income taxes                     (3,271)             396
                                                           ---------        ---------
     Net income (loss)                                     $   4,951        $    (956)
                                                           =========        =========

                                                           Sixteen Week Periods Ended
                                                                  (unaudited)
                                                           --------------------------
                                                           April 21,        April 22,
                                                             2001             2000
                                                           ---------        ---------
     Net sales                                                 100.0%           100.0%
     Cost of sales                                              59.4             61.8
                                                           ---------        ---------
     Gross profit                                               40.6             38.2
     Selling, general and administrative expenses               36.6             35.3
     Non-cash and other employee compensation                    0.2              0.1
                                                           ---------        ---------
     Operating income                                            3.8              2.8
     Interest expense                                           (2.7)            (3.1)
     Other income, net                                           0.0              0.0
     (Provision) benefit for income taxes                       (0.4)             0.1
                                                           ---------        ---------
     Net income (loss)                                           0.7%            (0.2)%
                                                           =========        =========

     Net sales consist primarily of comparable store net sales, new store net sales, Service Store net sales, net sales for Wholesale and finance charges on installment sales. Comparable store net sales is calculated based on the change in net sales starting once a store has been opened for thirteen complete accounting periods (each period represents four weeks). Relocations are included in comparable store net sales from the original date of opening. Holding has not included the Service Stores in the comparable store net sales calculation but does plan to in the future.

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

Sixteen Weeks Ended April 21, 2001 Compared to Sixteen Weeks Ended April 22,
2000

          Net sales for the sixteen weeks ended April 21, 2001 were $729.4 million, an increase of $51.8 million or 7.6% over net sales for the sixteen weeks ended April 22, 2000. Net sales for the Retail segment increased $58.4 million or 9.3%. The net sales increase for the Retail segment was due to an increase in the comparable store sales and contributions from new stores opened within the last year. The comparable store sales increase of 5.7% was primarily a result of growth in both the DIY and DIFM market segments. Comparable store sales increased 4.4% for the sixteen weeks ended April 22, 2000 as compared to the comparable period of fiscal 1999. Net sales for the Wholesale segment decreased 14.0% or $6.6 million due to a decline in the number of dealer stores serviced by the Company and lower average sales to each dealer.

          During the sixteen weeks ended April 21, 2001, the Company opened 15 new stores, relocated four stores and closed 11 stores, bringing the total retail stores to 1,733. During the first quarter of fiscal 2001, the Company reduced the total number of stores participating in its commercial delivery program to 1,193 through the consolidation of 16 programs.

          Gross profit for the sixteen weeks ended April 21, 2001 was $295.9 million or 40.6% of net sales, as compared to $259.0 million or 38.2% of net sales in the sixteen weeks ended April 22, 2000. The increase in the gross profit percentage is reflective of a net gain recorded as a reduction to cost of sales during the first quarter of fiscal 2001. The gain of $8.3 million is a result of a settlement reached between the Company and a vendor in which the vendor had repudiated a long-term supply agreement entered into with the Company. The remaining increase in gross profit is a result of a positive shift in product mix, reduction in logistics cost and a net sales decline of the lower margin Wholesale segment. The gross profit for the Retail segment was $291.6 million or 42.3% of net sales for the sixteen week period ended April 21, 2001, as compared to $254.3 million or 40.3% of net sales for the sixteen week period ended April 22, 2000.

          Selling, general and administrative expenses, before non-cash and other employee compensation, increased to $266.7 million or 36.6% of net sales for the sixteen week period ended April 21, 2001, from $239.0 million or 35.3% of net sales for the sixteen week period ended April 22, 2000. Selling, general and administrative expenses have increased due to the closure of certain store locations not meeting profitability objectives and the devaluation of an administrative facility obtained in the Western Merger totaling $5.1 million. Additionally, as a percentage of sales, the increase in selling, general and administrative expenses is attributable to increased store labor costs and the continued sales decline in the Wholesale segment, which carries lower selling, general and administrative expenses as a percentage of sales compared to the Retail segment.

          EBITDA (operating income plus depreciation and amortization), as adjusted for non-cash and other employee compensation, was $50.1 million in the sixteen week period ended April 21, 2001 or 6.9% of net sales, as compared to $39.2 million or 5.8% of net sales in the sixteen week period ended April 22, 2000. EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as a substitute for net income as an indicator of operating performance or as an alternative to cash flow (as measured by GAAP) as a measure of liquidity. Holding's method for calculating EBITDA may differ from similarly titled measures reported by other companies. Management believes certain one-time expenses, expenses associated with merger integration and non-cash and other employee compensation should be eliminated from the EBITDA calculation to evaluate the operating performance of the Company.

          Interest expense for the sixteen week period ended April 21, 2001 was $19.6 million or 2.7% of net sales, as compared to $20.8 million or 3.1% of net sales for the sixteen week period ended April 22, 2000. Interest expense decreased as a result of an overall reduction in average borrowings and a significant decrease in interest rates for the sixteen week period ended April 21, 2001 as compared to the sixteen week period ended April 22, 2000.

          Income tax expense for the sixteen weeks ended April 21, 2001 was $3.3 million compared to a benefit of $0.4 million in the sixteen weeks ended April 22, 2000. This increase was primarily due to the increase in income before taxes for the sixteen weeks ended April 21, 2001 as compared to the sixteen weeks ended April 22, 2000.

          Holding recorded net income of $5.0 million for the sixteen week period ended April 21, 2001, as compared to a net loss of $1.0 million for the sixteen week period ended April 22, 2000. As a percentage of sales, net income for the sixteen week period ended April 21, 2001 was 0.7% as compared to net loss of 0.2% for the sixteen week period ended April 22, 2000.

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

          Holding and the Company believe they will have sufficient liquidity to fund its debt service obligations and implement its growth strategy over the next twelve months. As of April 21, 2001, Holding and the Company had outstanding indebtedness consisting of $87.5 million of Senior Discount Debentures (the "Debentures"), $169.5 million of Senior Subordinated Notes (the "Senior Subordinated Notes"), borrowings of $331.3 million under the bank credit facility (the "Credit Facility") and $10.0 million of indebtedness under the McDuffie County Development Authority Taxable Industrial Bonds ("IRB").

          The loans under the Credit Facility are secured by a first priority security interest in substantially all tangible and intangible assets of the Company. Amounts available to the Company under portions of the Credit Facility are subject to a borrowing base formula, which is based on certain percentages of the Company's inventories, and certain debt covenants. The Company was in compliance with the above covenants under the Credit Facility as of April 21, 2001. As of April 21, 2001, $100.8 million was available under these facilities. The Company intends to use borrowings under the revolver and delayed draw term loans, as well as internally generated funds, for store expansion and funding of working capital, including funding of the restructuring program.

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

          The Company's new Advance Auto Parts stores require capital expenditures of approximately $120,000 per store and an inventory investment of approximately $300,000 per store, a portion of which is held at a distribution facility. A substantial portion of these inventories is financed through vendor payables. Pre-opening expenses, consisting primarily of store set-up costs and training of new store employees, average approximately $25,000 per store and are expensed when incurred. The Company expects to open approximately 130 new stores through internal growth or strategic acquisitions during fiscal 2001, of which 15 have been opened as of April 21, 2001.

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

          As a result of the Western Merger, the Company closed certain Advance Auto Parts stores in overlapping markets with Parts America stores or stores not meeting profitability objectives. As part of normal operations, the Company will continue to review store performance and close additional stores not meeting profitability objectives. The Western Merger also resulted in restructuring reserves recorded in purchase accounting for the closure of certain Parts America stores, severance and relocation costs and other facility exit costs. As of April 21, 2001, these reserves had a remaining balance of $11.3 million. The Company also assumed certain restructuring and deferred compensation liabilities previously recorded by Western Auto Supply Company. At April 21, 2001, the total liability for the restructuring and deferred compensation plans was $2.5 million and $4.8 million, respectively, of which $1.4 million and $1.5 million, respectively, is recorded as a current liability. The classification for deferred compensation is determined by payment terms elected by the employee, which can be changed upon 12 months' notice.

          For the sixteen weeks ended April 21, 2001, net cash used in operating activities was $4.1 million. Of this amount, $5.0 million was provided by net income. Depreciation and amortization provided an additional $20.9 million, amortization of deferred debt issuance costs and bond discount provided $4.4 million and $34.4 million was used as a result of a net increase in working capital. Net cash used for investing activities was $16.7 million and was comprised primarily of net capital expenditures. Net cash provided by financing activities was $19.4 million and was comprised primarily of an increase in net borrowings.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

          Holding currently utilizes no material derivative financial instruments that expose it to significant market risk. Holding is exposed to cash flow and fair value risk due to changes in interest rates with respect to its long-term debt. While Holding cannot predict the impact that interest rate movements will have on its debt, exposure to rate changes is managed through the use of fixed and variable rate debt. Holding's exposure to interest rate risk decreased during the first quarter of fiscal 2001 due to decreased interest rates.

          Holding's fixed rate debt consists primarily of outstanding balances on the Debentures and Senior Subordinated Notes. Holding's variable rate debt relates to borrowings under the Credit Facility and the IRB. Holding's variable rate debt is primarily vulnerable to movements in the LIBOR, Prime, Federal Funds and Base CD rates.

          The table below presents principal cash flows and related weighted average interest rates on Holding's long-term debt at April 21, 2001 by expected maturity dates. Expected maturity dates approximate contract terms. Fair values included herein have been determined based on quoted market prices. Weighted average variable rates are based on implied forward rates in the yield curve at April 21, 2001. Implied forward rates should not be considered a predictor of actual future interest rates.

                                                                                                                             Fair
                                           Fiscal     Fiscal     Fiscal    Fiscal      Fiscal                               Market
                                            2001       2002       2003      2004        2005      Thereafter     Total       Value
                                          --------   -------    -------   ---------  ---------   ------------  --------    --------
Long-term debt:                                                             (dollars in thousands)
Fixed rate............................    $     -   $      -   $     -   $       -   $      -     $281,450   $ 281,450   $ 222,003
Weighted average
    interest rate.....................          -          -         -           -          -         11.3%       11.3%
Variable rate.........................    $ 3,000   $ 14,000   $ 4,000   $ 232,711   $ 60,000     $ 27,588   $ 341,299   $ 341,299
Weighted average
    interest rate.....................        6.2%       6.8%      7.7%        8.4%       8.6%         8.6%        7.1%

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

                                   ADVANCE HOLDING CORPORATION,
                                   a Virginia corporation

          May 24, 2001             By: /s/ Jimmie L. Wade
                                      -------------------------------------
                                      Jimmie L. Wade
                                      President and Chief Financial Officer,
                                      Secretary (as principal executive and
                                      accounting officer)