Form 10-Q
period 2001-07-14
ADVANCE HOLDING CORP
filed 2001-08-16
CIK 1061889

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                                   Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended July 14, 2001
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ________ to ________.

                      Commission file number - 333-56031

                               ________________

                           ADVANCE HOLDING CORPORATION
             (Exact name of registrant as specified in its charter)

                               ________________


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

Yes [X] No [_]

     As of August 15, 2001, the registrant had outstanding 28,321,150 shares of Class A Common Stock, par value $0.01 per share (the only class of common stock of the registrant outstanding). The registrant's Class A Common Stock is not traded in a public market.

--------------------------------------------------------------------------------

                 ADVANCE HOLDING CORPORATION AND SUBSIDIARIES

           Twelve and Twenty-Eight Week Periods Ended July 14, 2001

                               TABLE OF CONTENTS

                                                                                                      Page
                                                                                                      ----
PART I.      FINANCIAL INFORMATION

             Item 1.  Condensed Consolidated Financial Statements of Advance Holding Corporation
                      and Subsidiaries:

                      Condensed Consolidated Balance Sheets as of July 14, 2001 and
                      December 30, 2000..............................................................    1

                      Condensed Consolidated Statements of Operations for the Twelve and
                      Twenty-Eight Week Periods Ended July 14, 2001 and July 15, 2000................    2

                      Condensed Consolidated Statements of Cash Flows for the
                      Twenty-Eight Week Periods Ended July 14, 2001 and July 15, 2000................    3

                      Notes to the Condensed Consolidated Financial Statements.......................    4

             Item 2.  Management's Discussion and Analysis of Financial Condition and
                      Results of Operations..........................................................   11

             Item 3.  Quantitative and Qualitative Disclosures About Market Risks....................   18

PART II.     OTHER INFORMATION

             Item 1.  Legal Proceedings..............................................................   19

             Item 2.  Changes in Securities and Use of Proceeds......................................   19

SIGNATURE............................................................................................  S-1

                 Advance Holding Corporation and Subsidiaries
                     Condensed Consolidated Balance Sheets
                      July 14, 2001 and December 30, 2000
                 (dollars in thousands, except per share data)

                                                                           July 14,       December 30,
                                 Assets                                      2001             2000
                                 ------                                 --------------   ---------------
                                                                         (unaudited)
Current assets:
  Cash and cash equivalents                                             $       19,620   $        18,009
  Receivables, net                                                              90,401            80,578
  Inventories                                                                  788,773           788,914
  Other current assets                                                          18,878            10,274
                                                                        --------------   ---------------
            Total current assets                                               917,672           897,775
Property and equipment, net of accumulated depreciation of
$210,776 and $191,897                                                          400,973           410,960
Assets held for sale                                                            23,640            25,077
Other assets, net                                                               22,029            22,548
                                                                        --------------   ---------------
                                                                        $    1,364,314   $     1,356,360
                                                                        ==============   ===============
                 Liabilities and Stockholders' Equity
                 ------------------------------------
Current liabilities:
  Bank overdrafts                                                       $            -   $        13,599
  Current portion of long-term debt                                                  -             9,985
  Accounts payable                                                             401,039           387,852
  Accrued expenses                                                             138,839           124,962
  Other current liabilities                                                     50,770            42,794
                                                                        --------------   ---------------
            Total current liabilities                                          590,648           579,192
                                                                        --------------   ---------------
Long-term debt                                                                 554,819           576,964
                                                                        --------------   ---------------
Other long-term liabilities                                                     39,488            43,933
                                                                        --------------   ---------------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, 8% noncumulative, nonvoting, $10 par value, redeemable by the Company at par; liquidation value at par;
     100,000 shares authorized; no shares issued or outstanding                      -                 -
  Common stock, Class A, voting, $.01 par value, 62,500,000
     shares authorized; 28,321,150 and 28,288,550 issued
     and outstanding                                                               283               283
  Common stock, Class B, nonvoting, $.01 par value,
     21,875,000 shares authorized; no shares issued
     or outstanding                                                                  -                 -
  Additional paid-in capital                                                   372,970           372,169
  Other                                                                          1,396               396
  Accumulated deficit                                                         (195,290)         (216,577)
                                                                        --------------   ---------------
            Total stockholders' equity                                         179,359           156,271
                                                                        --------------   ---------------
                                                                        $    1,364,314   $     1,356,360
                                                                        ==============   ===============

 The accompanying notes to the condensed consolidated financial statements are an integral part of these balance sheets.

                 Advance Holding Corporation and Subsidiaries
               Condensed Consolidated Statements of Operations
              For the Twelve and Twenty-Eight Week Periods Ended
                        July 14, 2001 and July 15, 2000
                            (dollars in thousands)
                                  (unaudited)

                                                                Twelve Week Periods Ended          Twenty-Eight Week Periods Ended
                                                            --------------------------------     ----------------------------------
                                                               July 14,          July 15,            July 14,           July 15,
                                                                 2001              2000                2001               2000
                                                            -------------     --------------     ---------------     --------------
Net sales                                                   $     607,478     $      557,650     $     1,336,837     $    1,235,232
Cost of sales, including purchasing and warehousing costs         363,137            341,117             796,557            759,724
                                                            -------------     --------------     ---------------     --------------
         Gross profit                                             244,341            216,533             540,280            475,508
Selling, general and administrative expenses                      204,101            184,284             472,361            424,075
                                                            -------------     --------------     ---------------     --------------
         Operating income                                          40,240             32,249              67,919             51,433
                                                            -------------     --------------     ---------------     --------------
Other (expense) income:
     Interest expense                                             (13,443)           (15,835)            (33,074)           (36,601)
     Other                                                            395                302                 569                532
                                                            -------------     --------------     ---------------     --------------
         Total other expense, net                                 (13,048)           (15,533)            (32,505)           (36,069)
                                                            -------------     --------------     ---------------     --------------
Income before provision for income taxes                           27,192             16,716              35,414             15,364
Provision for income taxes                                        (10,739)            (6,335)            (14,010)            (5,939)
                                                            -------------     --------------     ---------------     --------------
Net income                                                  $      16,453     $       10,381     $        21,404     $        9,425
                                                            =============     ==============     ===============     ==============

 The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                 Advance Holding Corporation and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                    For the Twenty-Eight Week Periods Ended
                        July 14, 2001 and July 15, 2000
                            (dollars in thousands)
                                  (unaudited)

                                                                               Twenty-Eight Week Periods Ended
                                                                          -----------------------------------------
                                                                                July 14,             July 15,
                                                                                  2001                 2000
                                                                          --------------------  -------------------
Cash flows from operating activities:
   Net income                                                             $            21,404   $            9,425
   Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                      37,069               34,402
    Amortization of stock option compensation                                           1,342                  600
    Amortization of deferred debt issuance costs                                        1,717                1,750
    Amortization of bond discount                                                       5,855                5,173
    Amortization of interest on capital lease obligation                                    -                   42
    Losses on sales of property and equipment, net                                        806                  215
    Impairment of assets held for sale                                                  1,600                    -
    Provision for deferred income taxes                                                 8,422                5,452
    Net (increase) decrease in:
     Receivables, net                                                                  (8,915)               1,706
     Inventories                                                                       17,351              (17,551)
     Other assets                                                                      (8,952)              (6,298)
    Net increase (decrease) in:
     Accounts payable                                                                  13,187               33,285
     Accrued expenses                                                                  17,172              (17,308)
     Other liabilities                                                                 (5,442)               2,411
                                                                          --------------------  -------------------
     Net cash provided by operating activities                                        102,616               53,304
                                                                          --------------------  -------------------
Cash flows from investing activities:
   Purchases of property and equipment                                                (31,048)             (28,031)
   Acquisition, net of cash acquired                                                  (21,472)                   -
   Proceeds from sales of property and equipment                                        1,381                2,531
                                                                          --------------------  -------------------
     Net cash used in investing activities                                            (51,139)             (25,500)
                                                                          --------------------  -------------------
Cash flows from financing activities:
   Decrease in bank overdrafts                                                        (13,599)              (2,885)
   (Payment) borrowing of note payable                                                   (784)               2,313
   Borrowings under credit facilities                                                 171,400              191,200
   Payments on credit facilities                                                     (208,601)            (233,200)
   (Repurchases of) proceeds from Class A common stock under
     the stockholder subscription plan                                                   (790)               2,650
   Other                                                                                2,508                6,139
                                                                          --------------------  -------------------
     Net cash used in financing activities                                            (49,866)             (33,783)
                                                                          --------------------  -------------------
Net increase (decrease) in cash and cash equivalents                                    1,611               (5,979)
Cash and cash equivalents, beginning of period                                         18,009               22,577
                                                                          --------------------  -------------------
Cash and cash equivalents, end of period                                  $            19,620   $           16,598
                                                                          ====================  ===================

Supplemental cash flow information:
   Interest paid                                                          $            23,271   $           28,040
   Income taxes paid, net of refunds received                                           1,241                  321
Non-cash transactions:
   Accrued purchases of property and equipment                                          4,717                2,460
   Equity transactions under the stockholder subscription and
    employee stock option plans                                                           864                  703
   Conversion of capital lease obligation                                                   -                3,509
                                                                          ====================  ===================

   The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                 Advance Holding Corporation and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
              For the Twelve and Twenty-Eight Week Periods Ended
                        July 14, 2001 and July 15, 2000
                            (dollars in thousands)


1.       Basis of Presentation:

         The accompanying condensed consolidated financial statements include the accounts of Advance Holding Corporation and its wholly owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

         The condensed consolidated balance sheet as of July 14, 2001, the condensed consolidated statements of operations for the twelve and twenty-eight week periods ended July 14, 2001 and July 15, 2000 and the condensed consolidated statements of cash flows for the twenty-eight week periods ended July 14, 2001 and July 15, 2000, have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

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

         The results of operations for the twenty-eight week period are not necessarily indicative of the operating results to be expected for the full fiscal year.


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

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing Financial Assets and Extinguishment of Liabilities". This statement replaces SFAS No. 125, but carries over most of the provisions of SFAS No. 125 without reconsideration. The Company implemented SFAS No. 140 during the first quarter of fiscal 2001. The implementation had no impact on the Company's financial position or the results of its operations.

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses accounting and reporting for all business combinations and requires the use of the purchase method for business combinations. SFAS No. 141 also requires recognition of intangible assets apart from goodwill if they meet certain criteria. SFAS No. 142 establishes accounting and reporting standards for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangibles with indefinite useful lives are no longer amortized but are instead subject to at least an annual assessment for impairment by applying a fair-value based test. SFAS No. 141 applies to all business combinations initiated after June 30, 2001. SFAS No. 142 is effective for existing goodwill and intangible assets beginning on

                 Advance Holding Corporation and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
              For the Twelve and Twenty-Eight Week Periods Ended
                        July 14, 2001 and July 15, 2000
                            (dollars in thousands)


December 31, 2001. SFAS No. 142 is effective immediately for goodwill and intangibles acquired after June 30, 2001. Although the Company is currently evaluating the impact of SFAS Nos. 141 and 142, management does not expect that the adoption of these statements will have a material impact on existing goodwill or intangibles. For the twelve and twenty-eight week periods ended July 14, 2001, the Company had amortization expense of approximately $150 related to existing goodwill. Such amortization will be eliminated upon adoption of SFAS No. 142.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 establishes accounting standards for recognition and measurement of an asset retirement obligation and an associated asset retirement cost and is effective for fiscal years beginning after June 15, 2002. The Company does not expect SFAS No. 143 to have a material impact on its financial statements.


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


2.       Accounts Receivable:

         Receivables consist of the following:

                                                     July 14,      December 30,
                                                       2001            2000
                                                    -----------    ------------
                                                    (unaudited)
         Trade:
          Wholesale                                  $ 12,253        $ 12,202
          Retail                                       18,174          15,666
         Vendor                                        46,141          36,260
         Installment                                   14,897          14,197
         Related parties                                  785           3,540
         Employees                                        901             607
         Other                                          2,841           3,127
                                                     --------        --------
         Total receivables                             95,992          85,599
         Less-Allowance for doubtful accounts          (5,591)         (5,021)
                                                     --------        --------
         Receivables, net                            $ 90,401        $ 80,578
                                                     ========        ========


3.       Inventories:

         Inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the

                 Advance Holding Corporation and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
              For the Twelve and Twenty-Eight Week Periods Ended
                        July 14, 2001 and July 15, 2000
                            (dollars in thousands)


inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected fiscal year-end inventory levels and costs. The Company capitalizes certain purchasing and warehousing costs into inventory. Purchasing and warehousing costs included in inventory at July 14, 2001 and December 30, 2000 were $56,561 and $56,305, respectively. Inventories consist of the following:


                                                       July 14,    December 30,
                                                         2001          2000
                                                      -----------  ------------
                                                      (unaudited)
         Inventories at FIFO                          $   776,704  $    779,376
         Adjustments to state inventories at LIFO          12,069         9,538
                                                      -----------  ------------
         Inventories at LIFO                          $   788,773  $    788,914
                                                      ===========  ============



  4.     Restructuring Liabilities:

         The Company's restructuring activities relate to the ongoing analysis of the profitability of store locations and the settlement of restructuring activities undertaken as a result of the fiscal 1998 merger with Western Auto Supply Company ("Western") ("Western Merger"). Additionally, the Company assumed a portion of the pre-acquisition reserves related to the restructuring activities of the recently acquired Carport Auto Parts, Inc. (the "Carport Acquisition") (See Note 5). Expenses associated with restructuring are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. During the first and second quarters of fiscal 2001, the Company closed two stores included in the fiscal 2000 restructuring activities and made the decision to close or relocate 24 additional stores not meeting profitability objectives, of which 18 had been closed or relocated as of July 14, 2001. As of July 14, 2001, this liability represents the current value required for certain facility exit costs, which will be settled over the remaining terms of the underlying lease agreements.

         A reconciliation of activity with respect to these restructuring accruals is as follows:

                                        Other Exit
                                          Costs
                                        ----------
Balance, December 30, 2000              $    6,788
New provisions                               3,275
Change in estimates                            179
Reserves utilized                           (2,469)
                                         ---------
Balance, July 14, 2001 (unaudited)       $   7,773
                                         =========


         As a result of the Western Merger, the Company established restructuring reserves in connection with the decision to close certain Parts America stores, to relocate certain Western administrative functions, to exit certain facility leases and to terminate certain employees of Western. Additionally, the Carport Acquisition resulted in restructuring reserves for closing 21 acquired stores not expected to meet long-term profitability objectives and the termination of certain administrative employees of the acquired company. As of July 14, 2001, the other exit costs represent the current value required for certain facility exit costs, which will be settled over the remaining terms of the underlying lease agreements.

         A reconciliation of activity with respect to these restructuring accruals is as follows:

                 Advance Holding Corporation and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
              For the Twelve and Twenty-Eight Week Periods Ended
                        July 14, 2001 and July 15, 2000
                            (dollars in thousands)

                                                                  Other Exit
                                                   Severance        Costs
                                                 -------------  --------------
         Balance, December 30, 2000                     $   -         $ 3,797
         Purchase accounting adjustments                  837           1,715
         Reserves utilized                               (705)         (1,015)
                                                 -------------  --------------
         Balance, July 14, 2001 (unaudited)             $ 132         $ 4,497
                                                 =============  ==============



5.       Carport Acquisition:

         On April 23, 2001, the Company completed its acquisition of Carport Auto Parts, Inc. ("Carport"). The acquisition included a net 30 retail stores located in Alabama and Mississippi, and substantially all of the assets used in Carport's operations. The acquisition has been accounted for under the purchase method of accounting and, accordingly, Carport's results of operations have been included in the Company's statement of operations since the acquisition date.

         The purchase price, of $21,533, has been allocated to the assets acquired and the liabilities assumed based on their fair values at the date of acquisition. This allocation resulted in the recognition of $3,239 in goodwill.


6.       Assets Held for Sale:

         During the first quarter of fiscal 2001, the Company recorded an impairment charge of $1,600 reducing the carrying value of a facility included in assets held for sale to $6,000. The facility, which is held in the Wholesale segment, consists of excess space not required for the Company's current needs.

7.       Related Parties:

         The following table presents the related party transactions with Sears, Roebuck & Co. ("Sears") included in the condensed consolidated statements of operations for the twelve and twenty-eight week periods ended July 14, 2001 and July 15, 2000 and the condensed consolidated balance sheets as of July 14, 2001 and December 30, 2000:

                                          Twelve Week Periods Ended             Twenty-Eight Week Periods Ended
                                    ---------------------------------------  --------------------------------------
                                         July 14,            July 15,             July 14,            July 15,
                                           2001                2000                 2001                2000
                                    ------------------- -------------------  ------------------  ------------------
                                       (unaudited)         (unaudited)          (unaudited)         (unaudited)
         Net sales to Sears         $            1,856  $            1,890   $           3,879   $           3,976
         Credit card fees expense                   93                 100                 194                 228


                                                                                  July 14,          December 30,
                                                                                    2001                2000
                                                                             ------------------  ------------------
                                                                                (unaudited)
         Receivables from Sears                                              $             702   $           3,160
         Payables to Sears                                                               1,220               1,321

8.       Segment and Related Information:

                 Advance Holding Corporation and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
              For the Twelve and Twenty-Eight Week Periods Ended
                        July 14, 2001 and July 15, 2000
                            (dollars in thousands)

         The Company has the following operating segments: Holding, Retail and Wholesale. Holding has no operations but holds certain assets and liabilities. Retail consists of the retail operations of the Company, operating under the trade names "Advance Auto Parts" and "Western Auto" in the United States and "Western Auto" in Puerto Rico and the Virgin Islands. Wholesale consists of the wholesale operations, including distribution services to independent dealers and franchisees all operating under the "Western Auto" trade name.

         During the first quarter of fiscal 2001, the Company realigned its retail operations to include the Company-owned store operating under the "Western Auto" trade name in California, which was previously included in the Wholesale segment. Therefore, the following segment disclosures for the twelve and twenty-eight weeks ended July 15, 2000 have been restated to reflect this new structure.

                 Advance Holding Corporation and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
              For the Twelve and Twenty-Eight Week Periods Ended
                        July 14, 2001 and July 15, 2000
                            (dollars in thousands)

     The accounting policies of the consolidated company have been consistently applied to the reportable segments listed below.

                                                                 Twelve Week Periods Ended
                                         ------------------------------------------------------------------------------

                                            Advance
     July 14, 2001 (unaudited)              Holding         Retail           Wholesale     Eliminations     Totals
     ------------------------------------------------------------------------------------------------------------------
     Net sales                              $        -     $   586,796        $ 20,682       $       -   $   607,478
     (Loss) income before benefit
         (provision) for income taxes           (2,578)         29,631             139               -        27,192
     Segment assets (a)                         12,670       1,325,165          43,696         (17,217)    1,364,314


                                            Advance
     July 15, 2000 (unaudited)              Holding         Retail           Wholesale     Eliminations     Totals
     ------------------------------------------------------------------------------------------------------------------
     Net sales                              $        -     $   529,920        $ 27,730       $       -   $   557,650
     (Loss) income before benefit
         (provision) for income taxes           (2,264)         20,190          (1,210)              -        16,716
     Segment assets (a)                         15,648       1,294,571          64,112         (24,018)    1,350,313

                                                               Twenty-Eight Week Periods Ended
                                         ------------------------------------------------------------------------------

                                            Advance
     July 14, 2001 (unaudited)              Holding         Retail           Wholesale     Eliminations     Totals
     ------------------------------------------------------------------------------------------------------------------
     Net sales                              $        -     $ 1,275,582        $ 61,255       $       -   $ 1,336,837
     (Loss) income before benefit
         (provision) for income taxes           (5,908)         43,230          (1,908)              -        35,414
     Segment assets (a)                         12,670       1,325,165          43,696         (17,217)    1,364,314



                                            Advance
     July 15, 2000 (unaudited)              Holding         Retail           Wholesale     Eliminations     Totals
     ------------------------------------------------------------------------------------------------------------------
     Net sales                              $        -     $ 1,160,310        $ 74,922       $       -   $ 1,235,232
     (Loss) income before benefit
         (provision) for income taxes           (5,149)         23,591          (3,078)              -        15,364
     Segment assets (a)                         15,648       1,294,571          64,112         (24,018)    1,350,313

     (a) Excludes investment in and equity in net earnings or losses of subsidiaries.

                 Advance Holding Corporation and Subsidiaries
           Notes to the Condensed Consolidated Financial Statements
              For the Twelve and Twenty-Eight Week Periods Ended
                        July 14, 2001 and July 15, 2000
                            (dollars in thousands)

9.       Contingencies:

         During the first quarter of fiscal 2001, the Company recorded a net gain of $8,300 as a result of a settlement reached with a vendor, in which the vendor repudiated a long-term supply agreement. This gain was recognized as a reduction to cost of sales in the accompanying statement of operations.

         The Company received notification from Sears during the first quarter of fiscal 2001 that certain environmental matters of Western existing as of the merger date and fully indemnified by Sears, have been settled. Accordingly, the Company reversed a $2,500 receivable due from Sears and reduced the corresponding environmental liability.


10.      Subsequent Events:

         On August 7, 2001, the Company signed a definitive agreement to acquire Discount Auto Parts, Inc. ("Discount") in a merger transaction. Discount shareholders will receive $7.50 per share in cash plus 0.2577 shares of common stock in the combined company for each share of Discount stock. Accordingly, upon consummation of the merger, Discount shareholders will own approximately 13% of the total shares outstanding of the combined company. The Company will file a registration statement covering the shares issued to Discount shareholders, and, through this offering, become a public company renamed Advance Auto Parts, Inc. Discount operates approximately 667 retail auto parts stores in Florida, Georgia, South Carolina, Alabama, Louisiana and Mississippi. The merger, subject to certain regulatory filings and approvals, will be accounted for under the purchase method of accounting.

         On July 27, 2001, the Company made the decision to close a duplicative distribution facility located in Jeffersonville, Ohio. This 382,000 square foot owned facility opened in 1996 and served stores operating in the retail segment throughout the Mid-west portion of the United States. The Company has operated two distribution facilities in overlapping markets since the Western Merger, in which the Company assumed the operation of a Western distribution facility in Ohio. The decision to close this facility allows the Company to utilize the operating resource requirements more productively in other areas of the business. The Company does not anticipate closure of this facility and the severing of certain of its employees to materially impact results of operations.

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

         As of July 14, 2001, the Company had 1,765 stores in 38 states, Puerto Rico and the Virgin Islands operating under the "Advance Auto Parts" and "Western Auto" trade names (the "Retail" segment). Advance Auto Parts is the second largest retailer of automotive parts and accessories in the United States and, based on store count, the Company believes it is the largest retailer in a majority of its markets. The Western Auto stores (the "Service Stores") included in the Retail segment offer home and garden merchandise in addition to automotive parts, accessories and service. The Company also operates a wholesale distribution network which includes distribution services of automotive parts and accessories and home and garden merchandise to approximately 470 independently owned dealer stores in 48 states operating under the "Western Auto" trade name (the "Wholesale" segment).

         The Company continually monitors store performance, which results in closing certain store locations not meeting profitability objectives. During the twenty-eight weeks ended July 14, 2001 the Company closed two stores included in the fiscal 2000 restructuring activities and made the decision to close or relocate 24 additional stores not meeting profitability objectives, 18 of which were closed or relocated as of July 14, 2001.

         On April 23, 2001, the Company completed its acquisition of Carport Auto Parts, Inc. ("Carport"). The acquisition included a net 30 retail stores located in Alabama and Mississippi, and substantially all of the assets used in Carport's operation. This acquisition makes the Company the largest retailer of automotive parts in the Alabama and Mississippi markets. Upon the close of the acquisition, the Company made the decision to close 21 Carport stores not expected to meet long-term profitability objectives. The remaining Carport locations have been converted to the Advance Auto Parts store format, which included a physical conversion, merchandise conversion and information systems conversion. The acquisition has been accounted for under the purchase method of accounting.

         On August 7, 2001, Holding signed a definitive agreement to acquire Discount Auto Parts, Inc. ("Discount") in a merger transaction. Discount shareholders will receive $7.50 per share in cash plus 0.2577 shares of common stock in the combined company for each share of Discount stock. Accordingly, upon consummation of the merger, Discount shareholders will own approximately 13% of the total shares outstanding of the combined company. Holding will file a registration statement covering the shares issued to Discount's shareholders, and, through this offering, become a public company renamed Advance Auto Parts, Inc.

         Discount operates approximately 667 retail auto parts stores in Florida, Georgia, South Carolina, Alabama, Louisiana and Mississippi. Together, the combined company will operate over 2,400 stores and anticipates generating over $3.0 billion in revenues and $273.0 million in EBITDA. The combined company expects approximately $30.0 million in purchasing, distribution and other expense savings allowing it to reach its estimated EBITDA goals. The merger, subject to certain regulatory filings and approvals, will be accounted for under the purchase method of accounting.

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

                                                        Twelve Week Periods Ended             Twenty-Eight Week Periods Ended
                                                          (dollars in thousands)                   (dollars in thousands)
                                                               (unaudited)                              (unaudited)
                                                    ----------------------------------    ----------------------------------------
                                                       July 14,            July 15,             July 14,              July 15,
                                                         2001                2000                 2001                  2000
                                                    --------------      --------------    -------------------     ----------------
Net sales                                               $ 607,478           $ 557,650            $ 1,336,837          $ 1,235,232
Cost of sales                                             363,137             341,117                796,557              759,724
                                                    --------------      --------------    -------------------     ----------------
Gross profit                                              244,341             216,533                540,280              475,508
Selling, general and administrative expenses              203,502             183,682                470,166              422,650
Non-cash and other employee compensation                      599                 602                  2,195                1,425
                                                    --------------      --------------    -------------------     ----------------
Operating income                                           40,240              32,249                 67,919               51,433
Interest expense                                          (13,443)            (15,835)               (33,074)             (36,601)
Other income, net                                             395                 302                    569                  532
Provision for income taxes                                (10,739)             (6,335)               (14,010)              (5,939)
                                                    --------------      --------------    -------------------     ----------------
Net income                                              $  16,453           $  10,381            $    21,404          $     9,425
                                                    ==============      ==============    ===================     ================

                                                        Twelve Week Periods Ended             Twenty-Eight Week Periods Ended
                                                               (unaudited)                              (unaudited)
                                                    ----------------------------------    ----------------------------------------
                                                       July 14,            July 15,             July 14,              July 15,
                                                         2001                2000                 2001                  2000
                                                    --------------      --------------    -------------------     ----------------
Net sales                                                   100.0 %             100.0 %                100.0 %              100.0 %
Cost of sales                                                59.8                61.2                   59.6                 61.5
                                                    --------------      --------------    -------------------     ----------------
Gross profit                                                 40.2                38.8                   40.4                 38.5
Selling, general and administrative expenses                 33.5                32.9                   35.2                 34.2
Non-cash and other employee compensation                      0.1                 0.1                    0.2                  0.1
                                                    --------------      --------------      -----------------     ----------------
Operating income                                              6.6                 5.8                    5.0                  4.2
Interest expense                                             (2.2)               (2.8)                  (2.5)                (3.0)
Other income, net                                             0.1                 0.0                    0.1                  0.1
Provision for income taxes                                   (1.8)               (1.1)                  (1.0)                (0.5)
                                                    --------------      --------------    -------------------     ----------------
Net income                                                    2.7 %               1.9 %                  1.6 %                0.8 %
                                                    ==============      ==============    ===================     ================

         Net sales consist primarily of comparable store net sales, new store net sales, Service Store net sales, net sales for Wholesale and finance charges on installment sales. Comparable store net sales is calculated based on the change in net sales starting once a store has been opened for thirteen complete accounting periods (each period represents four weeks). Relocations are included in comparable store net sales from the original date of opening. Holding currently does not included the Service Stores in the comparable store net sales calculation.

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

Twelve Weeks Ended July 14, 2001 Compared to Twelve Weeks Ended July 15, 2000

         Net sales for the twelve weeks ended July 14, 2001 were $607.5 million, an increase of $49.8 million or 8.9% over net sales for the twelve weeks ended July 15, 2000. Net sales for the Retail segment increased $56.9 million or 10.7%. The net sales increase for the Retail segment was due to an increase in the comparable store sales and contributions from new stores opened within the last year. The comparable store sales increase of 6.8% was primarily a result of growth in both the DIY and DIFM market segments. Comparable store sales increased 3.0% for the twelve weeks ended July 15, 2000 as compared to the comparable period of fiscal 1999. Net sales for the Wholesale segment decreased $7.0 million or 25.4% reflecting the continued decline of this segment due to increased competition coupled with a decline in the number of independently owned dealer stores.

         During the twelve weeks ended July 14, 2001, the Company opened 38 new stores, relocated five stores and closed six stores, bringing the total retail stores to 1,765. During the second quarter of fiscal 2001, the Company increased the total number of stores participating in its commercial delivery program to 1,200 through the addition of a net seven programs, resulting from the Carport acquisition.

         Gross profit for the twelve weeks ended July 14, 2001 was $244.3 million or 40.2% of net sales, as compared to $216.5 million or 38.8% of net sales in the twelve weeks ended July 15, 2000. The increase in gross profit is a result of a positive shift in product mix, lower inventory shrinkage, leveraging of logistic costs and a decline in the net sales of the lower margin Wholesale segment. The gross profit for the Retail segment was $241.0 million or 41.1% of net sales for the twelve week period ended July 14, 2001, as compared to $213.6 million or 40.3% of net sales for the twelve week period ended July 15, 2000.

         Selling, general and administrative expenses, before non-cash and other employee compensation, increased to $203.5 million or 33.5% of net sales for the twelve week period ended July 14, 2001, from $183.7 million or 32.9% of net sales for the twelve week period ended July 15, 2000. The increase in selling, general and administrative expenses is attributable to the investment in store personnel and the continued sales decline in the Wholesale segment, which carries lower selling, general and administrative expenses as a percentage of sales compared to the Retail segment.

         EBITDA (operating income plus depreciation and amortization), as adjusted for non-cash and other employee compensation, was $57.1 million in the twelve week period ended July 14, 2001 or 9.4% of net sales, as compared to $48.0 million or 8.6% of net sales in the twelve week period ended July 15, 2000. EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as a substitute for net income as an indicator of operating performance or as an alternative to cash flow (as measured by GAAP) as a measure of liquidity. Holding's method for calculating EBITDA may differ from similarly titled measures reported by other companies. Management believes certain one-time expenses, expenses associated with merger integration and non-cash and other employee compensation should be eliminated from the EBITDA calculation to evaluate the operating performance of the Company.

         Interest expense for the twelve week period ended July 14, 2001 was $13.4 million or 2.2% of net sales, as compared to $15.8 million or 2.8% of net sales for the twelve week period ended July 15, 2000. Interest expense decreased as a result of an overall reduction in average borrowings and a significant decrease in interest rates for the twelve week period ended July 14, 2001 as compared to the twelve week period ended July 15, 2000.

         Income tax expense for the twelve weeks ended July 14, 2001 was $10.7 million compared to $6.3 million in the twelve weeks ended July 15, 2000. This increase was primarily due to the increase in income before taxes for the twelve weeks ended July 14, 2001 as compared to the twelve weeks ended July 15, 2000.

         Holding recorded net income of $16.5 million for the twelve week period ended July 14, 2001, as compared to $10.4 million for the twelve week period ended July 15, 2000. As a percentage of sales, net income for the twelve week period ended July 14, 2001 was 2.7% as compared to 1.9% for the twelve week period ended July

15, 2000.

Twenty-Eight Weeks Ended July 14, 2001 Compared to Twenty-Eight Weeks Ended July 15, 2000

         Net sales for the twenty-eight weeks ended July 14, 2001 were $1,336.8 million, an increase of $101.6 million or 8.2% over net sales for the twenty-eight weeks ended July 15, 2000. Net sales for the Retail segment increased $115.3 million or 9.9%. The net sales increase for the Retail segment was due to an increase in the comparable store sales of 6.2% and contributions from new stores opened within the last year. The comparable sales increase of 6.2% was primarily a result of growth in both the DIY and DIFM customer base, as well as the continued maturation of new stores. Comparable store sales increased 3.7% for the twenty-eight weeks ended July 15, 2000 as compared to the comparable period of fiscal 1999. Net sales for the Wholesale segment decreased $13.7 million or 18.2%, reflecting the continued decline of this segment due to increased competition coupled with a decline in the number of independently owned dealer stores.

         During the twenty-eight weeks ended July 14, 2001, the Company opened 53 new stores, relocated nine stores and closed 17 stores, bringing the total retail stores to 1,765. The Company has 1,200 stores participating in its commercial delivery program, as a result of consolidating nine stores during the twenty-eight weeks ended July 14, 2001.

         Gross profit for the twenty-eight weeks ended July 14, 2001 was $540.3 million or 40.4% of net sales, as compared to $475.5 million or 38.5% of net sales in the twenty-eight weeks ended July 15, 2000. The increase in the gross profit percentage is reflective of an $8.3 million net gain recorded as a reduction to cost of sales during the first quarter of fiscal 2001 as a result of a vendor settlement. The increase in the gross profit percentage is also reflective of a positive shift in product mix, lower inventory shrinkage, leveraging of logistic costs and a decline in the net sales of the lower margin Wholesale segment. The gross profit for the Retail segment was $532.7 million or 41.8% of net sales for the twenty-eight week period ended July 14, 2001, as compared to $467.9 million or 40.3% of net sales for the twenty-eight week period ended July 15, 2000.

         Selling, general and administrative expenses, before non-cash and other employee compensation, increased to $470.2 million or 35.2% of net sales for the twenty-eight week period ended July 14, 2001, from $422.7 million or 34.2% of net sales for the twenty-eight week period ended July 15, 2000. Selling, general and administrative expenses have increased due to closed store expenses associated with the decision to close certain store locations not meeting profitability objectives and the write down of an administrative facility obtained in the Western Merger totaling $5.1 million. Additionally, as a percentage of sales, the increase in selling, general and administrative expenses is attributable to the investment in store personnel and the continued decline in the Wholesale segment, which carries lower selling, general and administrative expenses as a percentage of sales as compared to the Retail segment.

         EBITDA (operating income plus depreciation and amortization), as adjusted for non-cash and other employee compensation, was $107.2 million in the twenty-eight week period ended July 14, 2001 or 8.0% of net sales, as compared to $87.3 million or 7.1% of net sales in the twenty-eight week period ended July 15, 2000. EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as a substitute for net income as an indicator of operating performance or as an alternative to cash flow (as measured by GAAP) as a measure of liquidity. Holding's method for calculating EBITDA may differ from similarly titled measures reported by other companies. Management believes certain one-time expenses, expenses associated with merger integration and non-cash and other employee compensation should be eliminated from the EBITDA calculation to evaluate the operating performance of the Company.

         Interest expense for the twenty-eight week period ended July 14, 2001 was $33.1 million or 2.5% of net sales, as compared to $36.6 million or 3.0% of net sales for the twenty-eight week period ended July 15, 2000. The decrease in interest expense is a result of the reduction in net outstanding borrowings as well as a significant decrease in interest rates over the similar period of fiscal year 2000.

         Income tax expense for the twenty-eight weeks ended July 14, 2001 was $14.0 million compared to $5.9 million in the twenty-eight weeks ended July 15, 2000. This increase was primarily due to an increase in income before taxes for the twenty-eight week period ended July 14, 2001 as compared to the twenty-eight week period ended July 15, 2000.

         As a result of the above factors, Holding recorded net income of $21.4 million for the twenty-eight week period ended July 14, 2001, as compared to $9.4 million for the twenty-eight week period ended July 15, 2000. As a percentage of sales, net income for the twenty-eight week period ended July 14, 2001 was 1.6% as compared to 0.8% for the twenty-eight week period ended July 15, 2000.

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

         Holding and the Company believe they will have sufficient liquidity to fund their debt service obligations and implement its growth strategy over the next twelve months. As of July 14, 2001, Holding and the Company had outstanding indebtedness consisting of $90.0 million of Senior Discount Debentures (the "Debentures"), $169.5 million of Senior Subordinated Notes (the "Senior Subordinated Notes"), borrowings of $285.3 million under the bank credit facility (the "Credit Facility") and $10.0 million of indebtedness under the McDuffie County Development Authority Taxable Industrial Bonds ("IRB").

         The loans under the Credit Facility are secured by a first priority security interest in substantially all tangible and intangible assets of the Company. Amounts available to the Company under portions of the Credit Facility are subject to a borrowing base formula, which is based on certain percentages of the Company's inventories, and certain debt covenants. The Company was in compliance with the above covenants under the Credit Facility as of July 14, 2001. As of July 14, 2001, $107.7 million was available under these facilities. The Company intends to use borrowings under the revolver, as well as internally generated funds, for store expansion and funding of working capital, including funding of the restructuring program.

         The Company's primary capital requirements have been the funding of its continued store expansion program, store relocations and remodels, inventory requirements, the construction and upgrading of distribution centers, the development and implementation of proprietary information systems, the Western Merger and the Carport acquisition. The Company has financed its growth through a combination of internally generated funds, borrowings under the Credit Facility and issuances of equity. Additionally, the Company expects to meet the capital requirements of the Discount merger though refinancing the Credit Facility.

         The Company's new Advance Auto Parts stores require capital expenditures of approximately $120,000 per store and an inventory investment of approximately $300,000 per store, a portion of which is held at a distribution facility. A substantial portion of these inventories is financed through vendor payables. Pre-opening expenses, consisting primarily of store set-up costs and training of new store employees, average approximately $25,000 per store and are expensed when incurred. The Company expects to open approximately 115 to 130 new stores through internal growth or strategic acquisitions during fiscal 2001, of which 53 have been opened or acquired as of July 14, 2001.

         Historically, the Company has negotiated extended payment terms from suppliers to help finance inventory growth, and the Company believes that it will be able to continue financing much of its inventory growth through such extended payment terms. The Company anticipates that inventory levels will continue to increase primarily as a result of new store openings and increased SKU levels.

         As a result of the Western Merger and the Carport acquisition, the Company closed certain Advance Auto Parts stores in overlapping markets or stores not meeting profitability objectives. As part of normal operations, the Company will continue to review store performance and close additional stores not meeting profitability objectives. The Western Merger and Carport acquisition also resulted in restructuring reserves recorded in purchase accounting for the closure of certain stores, severance and relocation costs and other facility exit costs. As of July 14, 2001, these reserves had a remaining balance of $12.4 million. In addition, the Company assumed certain restructuring and deferred compensation liabilities previously recorded by Western Auto Supply Company. At July 14, 2001, the total liability for the restructuring and deferred compensation plans was $2.2 million and $4.5 million, respectively, of which $1.2 million and $1.3 million, respectively, is recorded as a current liability. The classification for deferred compensation is determined by payment terms elected by plan participants, primarily former Western employees, which can be changed upon 12 months' notice.

         For the twenty-eight weeks ended July 14, 2001, net cash provided by operating activities was $102.6 million. Of this amount, $21.4 million was provided by net income. Depreciation and amortization provided an additional $37.1 million, amortization of deferred debt issuance costs and bond discount provided $7.6 million and $36.5 million was provided as a result of a net increase in working capital and other. Net cash used for investing activities was $51.1 million and was comprised of net capital expenditures and the purchase of net assets related to the Carport acquisition. Net cash used in financing activities was $49.9 million and was comprised primarily of payments on the Credit Facilities.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         Holding currently utilizes no material derivative financial instruments that expose it to significant market risk. Holding is exposed to cash flow and fair value risk due to changes in interest rates with respect to its long-term debt. While Holding cannot predict the impact that interest rate movements will have on its debt, exposure to rate changes is managed through the use of fixed and variable rate debt. Holding's exposure to interest rate risk decreased during the first and second quarters of fiscal 2001 due to decreased interest rates and reduced variable rate debt.

         Holding's fixed rate debt consists primarily of outstanding balances on the Debentures and Senior Subordinated Notes. Holding's variable rate debt relates to borrowings under the Credit Facility and the IRB. Holding's variable rate debt is primarily vulnerable to movements in the LIBOR, Prime, Federal Funds and Base CD rates.

         The table below presents principal cash flows and related weighted average interest rates on Holding's long-term debt at July 14, 2001 by expected maturity dates. Expected maturity dates approximate contract terms. Fair values included herein have been determined based on quoted market prices. Weighted average variable rates are based on implied forward rates in the yield curve at July 14, 2001. Implied forward rates should not be considered a predictor of actual future interest rates.

                                                                                                                             Fair
                                   Fiscal        Fiscal      Fiscal      Fiscal       Fiscal                                Market
                                    2001          2002        2003        2004         2005       Thereafter     Total       Value
                                  --------      --------    --------    --------     --------    -----------   ----------- ---------
Long-term debt:                                                        (dollars in thousands)

Fixed rate.....................       $   -     $      -    $      -    $      -     $      -    $ 281,450     $ 281,450   $ 245,581
Weighted average
    interest rate..............           -            -           -           -            -         11.3%         11.3%
Variable rate..................       $   -     $ 12,000    $  4,000    $207,140     $ 60,000    $  12,159     $ 295,299   $ 295,299
Weighted average
    interest rate..............         5.9%         6.3%        7.6%        8.4%         8.7%         8.6%          6.8%

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

         During second quarter, Holding issued and sold 47,600 shares of its Class A common stock, $0.01 par value per share (the "Shares"), a price per share of $21.00 or an aggregate purchase price of $999,600 to certain employees of the Company (the "Purchasers"). Holding offered and sold the Shares pursuant to the Advance Holding Corporation 1998 Employee Stock Subscription Plan, as amended (the "Plan"), which Holding filed as an exhibit to its Registration Statement on Form S-4, effective October 30, 1998 (Registration No. 333-56013). As consideration for the Shares, Holding received $500,000 in cash, and $499,600 in the form of secured promissory notes, the payment of which are secured by individual stock pledge agreements with the Purchasers.

         The issuance of the Shares were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Rule 701 which exempts certain offers and sales of securities pursuant to certain compensatory benefit plans. The Plan is a compensatory benefit plan within the meaning of Rule 701 and the aggregate amount of securities sold by Holding in reliance on Rule 701 during the applicable period has not exceeded 15% of the outstanding amount of Class A common stock.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ADVANCE HOLDING CORPORATION,
                                   a Virginia corporation


     August 15, 2001               By: /s/ Jimmie L. Wade
                                       ______________________________________
                                       Jimmie L. Wade
                                       President and Chief Financial Officer
                                       (as principal executive and accounting
                                       officer)