Form 10-Q
period 2001-10-06
ADVANCE HOLDING CORP
filed 2001-11-08
CIK 1061889

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarterly period ended October 6, 2001

         OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ________ to ________.

                       Commission file number - 333-56031

                      _____________________________________

                           ADVANCE HOLDING CORPORATION
             (Exact name of registrant as specified in its charter)

                      _____________________________________


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

Yes [X] No [_]

        As of November 8, 2001, the registrant had outstanding 28,320,150 shares of Class A Common Stock, par value $0.01 per share (the only class of common stock of the registrant outstanding). The registrant's Class A Common Stock is not traded in a public market.

================================================================================

                  ADVANCE HOLDING CORPORATION AND SUBSIDIARIES

               Twelve and Forty Week Periods Ended October 6, 2001

                                TABLE OF CONTENTS

                                                                                                       Page
                                                                                                       ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Financial Statements of Advance Holding
                  Corporation and Subsidiaries:

                  Condensed Consolidated Balance Sheets as of October 6, 2001 and
                  December 30, 2000.................................................................      1

                  Condensed Consolidated Statements of Operations for the Twelve and
                  Forty Week Periods Ended October 6, 2001 and October 7, 2000 .....................      2

                  Condensed Consolidated Statements of Cash Flows for the
                  Forty Week Periods Ended October 6, 2001 and October 7, 2000 .....................      3

                  Notes to the Condensed Consolidated Financial Statements .........................      4

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations ............................................................     11

         Item 3.  Quantitative and Qualitative Disclosures About Market Risks ......................     18

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings ................................................................     19

SIGNATURE ..........................................................................................    S-1

                  Advance Holding Corporation and Subsidiaries
                     Condensed Consolidated Balance Sheets
                     October 6, 2001 and December 30, 2000
                 (dollars in thousands, except per share data)

                                                                                    October 6,       December 30,
                                      Assets                                           2001              2000
                                      ------                                      ---------------   -------------
                                                                                    (unaudited)
Current assets:
  Cash and cash equivalents                                                       $        11,918   $      18,009
  Receivables, net                                                                         89,632          80,578
  Inventories                                                                             805,392         788,914
  Other current assets                                                                     18,462          10,274
                                                                                  ---------------   -------------
            Total current assets                                                          925,404         897,775
Property and equipment, net of accumulated depreciation of
  $226,167 and $191,897                                                                   406,531         410,960
Assets held for sale                                                                       22,388          25,077
Other assets, net                                                                          21,069          22,548
                                                                                  ---------------   -------------
                                                                                  $     1,375,392   $   1,356,360
                                                                                  ===============   =============
                       Liabilities and Stockholders' Equity
                       ------------------------------------
Current liabilities:
  Bank overdrafts                                                                 $        10,546        $ 13,599
  Current portion of long-term debt                                                             -           9,985
  Accounts payable                                                                        403,668         387,852
  Accrued expenses                                                                        142,310         124,962
  Other current liabilities                                                                50,802          42,794
                                                                                  ---------------   -------------
            Total current liabilities                                                     607,326         579,192
                                                                                  ---------------   -------------
Long-term debt                                                                            532,382         576,964
                                                                                  ---------------   -------------
Other long-term liabilities                                                                39,311          43,933
                                                                                  ---------------   -------------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, 8% noncumulative, nonvoting, $10 par value, redeemable by the Company at par; liquidation value at par;
     100,000 shares authorized; no shares issued or outstanding                                 -               -
  Common stock, Class A, voting, $.01 par value, 62,500,000
     shares authorized; 28,320,150 and 28,288,550 issued
     and outstanding                                                                          283             283
  Common stock, Class B, nonvoting, $.01 par value,
     21,875,000 shares authorized; no shares issued
     or outstanding                                                                             -               -
  Additional paid-in capital                                                              372,954         372,169
  Other                                                                                     2,925             396
  Accumulated deficit                                                                    (179,789)       (216,577)
                                                                                  ---------------   -------------
            Total stockholders' equity                                                    196,373         156,271
                                                                                  ---------------   -------------
                                                                                  $     1,375,392   $   1,356,360
                                                                                  ===============   =============


The accompanying notes to the condensed consolidated financial statements are an integral part of these balance sheets.

                  Advance Holding Corporation and Subsidiaries
                Condensed Consolidated Statements of Operations
                  For the Twelve and Forty Week Periods Ended
                      October 6, 2001 and October 7, 2000
                             (dollars in thousands)
                                  (unaudited)

                                                                       Twelve Week Periods Ended      Forty Week Periods Ended
                                                                    ------------------------------  -----------------------------
                                                                      October 6,      October 7,     October 6,      October 7,
                                                                         2001            2000           2001            2000
                                                                    --------------   -------------  -------------   -------------
Net sales                                                            $     598,793   $     552,138  $   1,935,630   $   1,787,370
Cost of sales, including purchasing and warehousing costs                  354,730         328,235      1,151,287       1,087,959
                                                                    --------------   -------------  -------------   -------------
         Gross profit                                                      244,063         223,903        784,343         699,411
Selling, general and administrative expenses                               206,478         193,792        678,839         617,867
                                                                    --------------   -------------  -------------   -------------
         Operating income                                                   37,585          30,111        105,504          81,544
                                                                    --------------   -------------  -------------   -------------
Other (expense) income:
     Interest expense                                                      (12,121)        (15,183)       (45,195)        (51,784)
     Other                                                                     310             527            879           1,059
                                                                    --------------   -------------  -------------   -------------
         Total other expense, net                                          (11,811)        (14,656)       (44,316)        (50,725)
                                                                    --------------   -------------  -------------   -------------
Income before provision for income taxes
     and extraordinary item                                                 25,774          15,455         61,188          30,819
Provision for income taxes                                                 (10,269)         (5,948)       (24,279)        (11,887)
                                                                    --------------   -------------  -------------   -------------
Income before extraordinary item                                            15,505           9,507         36,909          18,932
Extraordinary item, gain on debt extinguishment,
     net of $1,759 income taxes                                                  -           2,933              -           2,933
                                                                    --------------   -------------  -------------   -------------
Net income                                                           $      15,505   $      12,440  $      36,909   $      21,865
                                                                    ==============   =============  =============   =============


  The accompanying notes to the condensed financial statements are an integral part of these statements.

                   Advance Holding Corporaton and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                        For the Forty Week Periods Ended
                       October 6, 2001 and October 7, 2000
                             (dollars in thousands)
                                   (unaudited)

                                                                                                   Forty Week Periods Ended
                                                                                              -----------------------------------
                                                                                                 October 6,        October 7,
                                                                                                    2001               2000
                                                                                              ----------------- -----------------
Cash flows from operating activities:
   Net income                                                                                      $     36,909     $      21,865
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                                         53,629            50,614
   Amortization of stock option compensation                                                              2,862               533
   Amortization of deferred debt issuance costs                                                           2,452             2,542
   Amortization of bond discount                                                                          8,417             7,432
   Amortization of interest on capital lease obligation                                                       -                42
   Losses on sales of property and equipment, net                                                         1,336               368
   Impairment of assets held for sale                                                                     1,600                 -
   Provision for deferred income taxes                                                                   15,265            14,987
   Extraordinary gain on extinguishment of debt, net of tax                                                   -            (2,933)
   Net (increase) decrease in:
    Receivables, net                                                                                     (8,446)            7,832
    Inventories                                                                                             732           (53,660)
    Other assets                                                                                        (10,702)           (3,148)
   Net increase (decrease) in:
    Accounts payable                                                                                     15,816            74,670
    Accrued expenses                                                                                     16,834           (17,845)
    Other liabilities                                                                                   (10,410)           (2,499)
                                                                                              ----------------- -----------------
     Net cash provided by operating activities                                                          126,294           100,800
                                                                                              ----------------- -----------------
Cash flows from investing activities:
   Purchases of property and equipment                                                                  (49,550)          (46,883)
   Acquisition, net of cash acquired                                                                    (21,472)                -
   Proceeds from sales of property and equipment                                                          2,317             4,777
                                                                                              ----------------- -----------------
     Net cash used in investing activities                                                              (68,705)          (42,106)
                                                                                              ----------------- -----------------
Cash flows from financing activities:
   Decrease in bank overdrafts                                                                           (3,053)           (7,328)
   (Payment) borrowing of note payable                                                                     (784)            1,555
   Early extinguishment of debt                                                                               -           (24,990)
   Borrowings under credit facilities                                                                   171,400           191,200
   Payments on credit facilities                                                                       (233,601)         (233,200)
   (Repurchases of) proceeds from Class A common stock under
    the stockholder subscription plan                                                                      (502)            1,602
   Other                                                                                                  2,860             6,243
                                                                                              ----------------- -----------------
     Net cash used in financing activities                                                              (63,680)          (64,918)
                                                                                              ----------------- -----------------
Net decrease in cash and cash equivalents                                                                (6,091)           (6,224)
Cash and cash equivalents, beginning of period                                                           18,009            22,577
                                                                                              ----------------- -----------------
Cash and cash equivalents, end of period                                                           $     11,918     $      16,353
                                                                                              ================= =================
Supplemental cash flow information:
   Interest paid                                                                                   $     27,872     $      36,089
   Income tax (payments) refunds, net                                                                    (4,600)            6,700
Non-cash transactions:
   Accrued purchases of property and equipment                                                            8,527             8,630
   Equity transactions under the stockholder subscription and
    employee stock option plans                                                                             426             1,281
   Conversion of capital lease obligation                                                                     -             3,509
                                                                                              ================= =================

  The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                   Advance Holding Corporaton and Subsidiaries
            Notes to the Condensed Consolidated Financial Statements
 For the Twelve and Forty Week Periods Ended October 6, 2001 and October 7, 2000
                             (dollars in thousands)


1.   Basis of Presentation:

     The accompanying condensed consolidated financial statements include the accounts of Advance Holding Corporation and its wholly owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

     The condensed consolidated balance sheet as of October 6, 2001, the condensed consolidated statements of operations for the twelve and forty week periods ended October 6, 2001 and October 7, 2000 and the condensed consolidated statements of cash flows for the forty week periods ended October 6, 2001 and October 7, 2000, have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements for the fiscal year ended December 30, 2000.

     The results of operations for the forty week period are not necessarily indicative of the operating results to be expected for the full fiscal year.

     Recent Accounting Pronouncements

     In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing Financial Assets and Extinguishment of Liabilities". This statement replaces SFAS No. 125, but carries over most of the provisions of SFAS No. 125 without reconsideration. The Company implemented SFAS No. 140 during the first quarter of fiscal 2001. The implementation had no impact on the Company's financial position or the results of its operations.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses accounting and reporting for all business combinations and requires the use of the purchase method for business combinations. SFAS No. 141 also requires recognition of intangible assets apart from goodwill if they meet certain criteria. SFAS No. 142 establishes accounting and reporting standards for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangibles with indefinite useful lives are no longer amortized but are instead subject to at least an annual assessment for impairment by applying a fair-value based test. SFAS No. 141 applies to all business combinations initiated after June 30, 2001. SFAS No. 142 is effective for existing goodwill and intangible assets beginning on December 31, 2001. SFAS No. 142 is effective immediately for goodwill and intangibles acquired after June 30, 2001. Although the Company is currently evaluating the impact of SFAS Nos. 141 and 142, management does not expect that the adoption of these statements will have a material impact on existing goodwill or intangibles. For the twelve and forty week periods ended October 6, 2001, the Company had amortization expense of approximately $146 and $296, respectively related to existing goodwill. Such amortization will be eliminated upon adoption of SFAS No. 142.

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

                   Advance Holding Corporaton and Subsidiaries
            Notes to the Condensed Consolidated Financial Statements
 For the Twelve and Forty Week Periods Ended October 6, 2001 and October 7, 2000
                             (dollars in thousands)

     In August 2001, the FASB also issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement replaces both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS 144 retains the basic provisions from both SFAS 121 and APB 30 but includes changes to improve financial reporting and comparability among entities. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The Company has not yet determined the impact SFAS No. 144 will have on its financial position or the results of its operations.

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

     2. Accounts Receivable:

     Receivables consist of the following:

                                                   October 6,     December 30,
                                                      2001            2000
                                                ---------------  --------------
                                                 (unaudited)
    Trade:
      Wholesale                                 $         9,714   $      12,202
      Retail                                             18,526          15,666
    Vendor                                               48,014          36,260
    Installment                                          14,915          14,197
    Related parties                                       1,089           3,540
    Employees                                               660             607
    Other                                                 2,754           3,127
                                                ---------------  --------------
    Total receivables                                    95,672          85,599
    Less - Allowance for doubtful accounts               (6,040)         (5,021)
                                                ---------------  --------------
    Receivables, net                            $        89,632  $       80,578
                                                ===============  ==============

                   Advance Holding Corporaton and Subsidiaries
            Notes to the Condensed Consolidated Financial Statements
 For the Twelve and Forty Week Periods Ended October 6, 2001 and October 7, 2000
                             (dollars in thousands)

3.       Inventories:

         Inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected fiscal year-end inventory levels and costs. The Company capitalizes certain purchasing and warehousing costs into inventory. Purchasing and warehousing costs included in inventory at October 6, 2001 and December 30, 2000 were $56,039 and $56,305, respectively. Inventories consist of the following:

                                                  October 6,      December 30,
                                                     2001             2000
                                               ---------------  ---------------
                                                 (unaudited)
Inventories at FIFO                            $       790,118  $       779,376
Adjustments to state inventories at LIFO                15,274            9,538
                                               ---------------  ---------------
Inventories at LIFO                            $       805,392  $       788,914
                                               ===============  ===============



4.       Restructuring Liabilities:

         The Company's restructuring activities primarily relate to the ongoing analysis of the profitability of store locations and the settlement of restructuring activities undertaken as a result of the fiscal 1998 merger with Western Auto Supply Company ("Western") ("Western Merger"). Additionally, the Company assumed a portion of the pre-acquisition reserves related to the restructuring activities of the recently acquired Carport Auto Parts, Inc. (the "Carport Acquisition" ) (See Note 5). During the first three quarters of fiscal 2001, the Company closed three stores included in the fiscal 2000 restructuring activities and made the decision to close or relocate 33 additional stores not meeting profitability objectives, of which 25 had been closed or relocated as of October 6, 2001. As of October 6, 2001, this liability represents the current value required for certain facility exit costs, which will be settled over the remaining terms of the underlying lease agreements.

         On July 27, 2001, the Company made the decision to close a duplicative distribution facility located in Jeffersonville, Ohio. This 382,000 square foot owned facility opened in 1996 and served stores operating in the retail segment throughout the mid-west portion of the United States. The Company has operated two distribution facilities in overlapping markets since the Western Merger, in which the Company assumed the operation of a Western distribution facility in Ohio. The decision to close this facility allows the Company to utilize the operating resource requirements more productively in other areas of the business. The Company has established restructuring reserves for the termination of certain employees and exit costs in connection with the decision to close this facility. Expenses associated with restructuring are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

                  Advance Holding Corporation and Subsidiaries
            Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 6, 2001 and October 7, 2000
                             (dollars in thousands)

     A reconciliation of activity with respect to these restructuring accruals is as follows:

                                                            Other Exit
                                              Severance       Costs
                                              ---------     ----------
     Balance, December 30, 2000               $       -     $    6,788
     New provisions                                 475          3,953
     Change in estimates                              -            121
     Reserves utilized                             (186)        (3,928)
                                              ---------     ----------
     Balance, October 6, 2001 (unaudited)     $     289     $    6,934
                                              =========     ==========

     As a result of the Western Merger, the Company established restructuring reserves in connection with the decision to close certain Parts America stores, to relocate certain Western administrative functions, to exit certain facility leases and to terminate certain employees of Western. Additionally, the Carport Acquisition resulted in restructuring reserves for closing 21 acquired stores not expected to meet long-term profitability objectives and the termination of certain administrative employees of the acquired company. As of October 6, 2001, the other exit costs represent the current value required for certain facility exit costs, which will be settled over the remaining terms of the underlying lease agreements.

     A reconciliation of activity with respect to these restructuring accruals is as follows:

                                                            Other Exit
                                              Severance       Costs
                                              ---------     ----------
     Balance, December 30, 2000               $       -     $    3,797
     Purchase accounting adjustments                837          1,422
     Reserves utilized                             (837)        (2,295)
                                              ---------     ----------
     Balance, October 6, 2001 (unaudited)     $       -     $    2,924
                                              =========     ==========

5    Carport Acquisition:

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

     The purchase price, of $21,533, has been allocated to the assets acquired and the liabilities assumed based on a preliminary estimate of their fair values at the date of acquisition. This allocation resulted in the recognition of $3,239 in goodwill.

6.   Assets Held for Sale:

     During the first quarter of fiscal 2001, the Company recorded an impairment charge of $1,600 reducing the carrying value of a facility included in assets held for sale to $6,000. The facility, which is held in the Wholesale segment, consists of excess space not required for the Company's current needs.

                  Advance Holding Corporation and Subsidiaries
            Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 6, 2001 and October 7, 2000
                             (dollars in thousands)


7.      Related Parties:

        In September 2001, the Company loaned a member of the Board of Directors $1,300. This loan is evidenced by a full recourse promissory note bearing interest at prime rate, payable annually, and due in full in five years from its inception. Payment of the promissory note is secured by a stock pledge agreement that grants the Company a security interest in all shares of Holding common stock owned by the board member under Holding's stock subscription plan.

     The following table presents the related party transactions with Sears, Roebuck & Co. ("Sears") included in the condensed consolidated statements of operations for the twelve and forty week periods ended October 6, 2001 and October 7, 2000 and the condensed consolidated balance sheets as of October 6, 2001 and December 30, 2000:

                                              Twelve Week Periods Ended        Forty Week Periods Ended
                                            ----------------------------------------------------------------
                                                October 6,      October 7,       October 6,      October 7,
                                                   2001            2000             2001            2000
                                            --------------  --------------      -----------     ------------
                                             (unaudited)      (unaudited)       (unaudited)     (unaudited)
        Net sales to Sears                    $   2,050        $   1,929         $   5,929       $   5,905
        Credit card fees expense                     77               97               271             325


                                                                                 October 6,     December 30,
                                                                                    2001            2000
                                                                                -----------     ------------
                                                                                (unaudited)
        Receivables from Sears                                                   $     771       $   3,160
        Payables to Sears                                                            1,220           1,321

8.      Segment and Related Information:

        The Company has the following operating segments: Holding, Retail and Wholesale. Holding has no operations but holds certain assets and liabilities. Retail consists of the retail operations of the Company, operating under the trade names "Advance Auto Parts " and "Western Auto" in the United States and "Western Auto" in Puerto Rico and the Virgin Islands. Wholesale consists of the wholesale operations, including distribution services to independent dealers and franchisees all operating under the "Western Auto" trade name.

        During the first quarter of fiscal 2001, the Company realigned its retail operations to include the Company-owned store operating under the "Western Auto" trade name in California, which was previously included in the Wholesale segment. Therefore, the following segment disclosures for the twelve and forty weeks ended October 7, 2000 have been restated to reflect this new structure.

                  Advance Holding Corporation and Subsidiaries
            Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 6, 2001 and October 7, 2000
                             (dollars in thousands)

         The accounting policies of the consolidated company have been consistently applied to the reportable segments listed below.

                                                                              Twelve Week Periods Ended
                                                        ----------------------------------------------------------------------------
     October 6, 2001 (unaudited)                          Holding       Retail         Wholesale   Eliminations       Totals
     -------------------------------------------------------------------------------------------------------------------------------
     Net sales                                            $      -    $  580,105       $  18,688   $          -     $  598,793
     (Loss) income before benefit
         (provision) for income taxes                       (2,573)       28,455            (108)             -         25,774
     Segment assets (a)                                     13,517     1,342,463          39,854        (20,442)     1,375,392



     October 7, 2000 (unaudited)                          Holding       Retail         Wholesale   Eliminations       Totals
     -------------------------------------------------------------------------------------------------------------------------------
     Net sales                                            $      -    $  527,377       $  24,761   $          -     $  552,138
     (Loss) income before benefit
         (provision) for income taxes                       (2,272)       16,464           1,263              -         15,455
     Segment assets (a)                                     14,625     1,331,834          63,477        (27,991)     1,381,945

                                                                               Forty Week Periods Ended
                                                        ----------------------------------------------------------------------------
     October 6, 2001 (unaudited)                          Holding       Retail         Wholesale   Eliminations       Totals
     -------------------------------------------------------------------------------------------------------------------------------
     Net sales                                            $      -    $1,855,687       $  79,943   $          -     $1,935,630
     (Loss) income before benefit
         (provision) for income taxes                       (8,481)       71,685          (2,016)             -         61,188
     Segment assets (a)                                     13,517     1,342,463          39,854        (20,442)     1,375,392



     October 7, 2000 (unaudited)                          Holding       Retail         Wholesale   Eliminations       Totals
     -------------------------------------------------------------------------------------------------------------------------------
     Net sales                                            $      -    $1,687,687       $  99,683   $          -     $1,787,370
     (Loss) income before benefit
         (provision) for income taxes                       (7,421)       40,055          (1,815)             -         30,819
     Segment assets (a)                                     14,625     1,331,834          63,477        (27,991)     1,381,945

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

          The Company received notification from Sears during the first quarter of fiscal 2001 that certain environmental matters of Western, existing as of the merger date and fully indemnified by Sears, have been settled. Accordingly, the Company reversed a $2,500 receivable due from Sears and reduced the corresponding environmental liability.

                  Advance Holding Corporation and Subsidiaries
            Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 6, 2001 and October 7, 2000
                             (dollars in thousands)


10.  Discount Merger:

     On August 7, 2001, the Company signed a definitive agreement to acquire Discount Auto Parts, Inc. ("Discount") in a merger transaction. Discount shareholders will receive $7.50 per share in cash plus 0.2577 shares of common stock in the combined company, collectively Advance Auto Parts, Inc. ("Advance"), for each share of Discount stock. Accordingly, upon consummation of the merger, Discount shareholders will own approximately 13% of the total shares outstanding of Advance. On August 31, 2001, the Company filed a registration statement on behalf of Advance covering the shares to be issued to Discount shareholders, which will result in Advance Auto Parts, Inc. becoming a publicly traded company. As of August 28, 2001, Discount operated approximately 668 retail auto parts stores in Florida, Georgia, South Carolina, Alabama, Louisiana and Mississippi. The merger will be accounted for under the purchase method of accounting.

     In connection with this merger, the Company has obtained financing commitments to fund the cash portion of consideration to be paid to Discount shareholders and in-the-money option holders, refinance its existing senior credit facility ($260,299 at October 6, 2001), repay Discount's indebtedness and premiums ($210,800 at August 28, 2001 plus repayment premiums of $6,300), purchase Discount's Gallman distribution facility from the lessor (approximately $34,000) and pay approximately $35,000 in related transaction fees and expenses. The financing has been secured in the form of senior subordinated notes and the refinancing of the senior credit facility, which is described below.

     On October 31, 2001, the Company finalized its offering of $200,000 in Senior Subordinated Notes (the "Notes") offered at an issue price of 92.802%, yielding gross proceeds of approximately $185,600. The Notes mature on April 15, 2008 and bear interest at 10.25% payable semi-annually on April 15 and October
15. The Notes will be fully and unconditionally guaranteed on a unsecured senior subordinated basis by each of the Company's existing and future restricted subsidiaries that guarantees any indebtedness of the Company or any other restricted subsidiary. The Notes are redeemable at the Company's option, in whole or in part, at any time on or after April 15, 2003, in cash at the redemption prices described in the offering plus accrued and unpaid interest and liquidating damages, if any, at the redemption date. The Notes also contain certain covenants that will limit, among other things, the Company and its subsidiaries ability to incur additional indebtedness and issue preferred stock, pay dividends or certain other distributions, make certain investments, repurchase stock and certain indebtedness, create or incur liens, engage in transactions with affiliates, enter into new businesses, sell stock of restricted subsidiaries, redeem subordinated debt, sell assets, enter into any agreements that restrict dividends from restricted subsidiaries and enter into certain mergers or consolidations.

     Additionally, the Company has received a binding commitment, subject to customary conditions, for a new senior credit facility (the "Facility") consisting of (1) a $180,000 tranche A term loan facility due 2006 and a $305,000 tranche B term loan facility due 2007 and (2) a $160,000 revolving credit facility (including a letter of credit subfacility). The Facility will be jointly and severally guaranteed by all of the Company's domestic subsidiaries (including Discount and its subsidiaries) and Advance and will be secured by substantially all of the Company's assets, the assets of existing and future domestic subsidiaries (including Discount and its subsidiaries), as well as the assets of Advance.

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

     As of October 6, 2001, the Company had 1,791 stores in 38 states, Puerto Rico and the Virgin Islands operating under the "Advance Auto Parts" and "Western Auto" trade names (the "Retail" segment). Advance Auto Parts is the second largest retailer of automotive parts and accessories in the United States and, based on store count, the Company believes it is the largest retailer in a majority of its markets. The Western Auto stores (the "Service Stores") included in the Retail segment offer home and garden merchandise in addition to automotive parts, accessories and service. The Company also operates a wholesale distribution network which includes distribution services of automotive parts and accessories and home and garden merchandise to approximately 430 independently owned dealer stores in 45 states operating under the "Western Auto" trade name (the "Wholesale" segment).

     On April 23, 2001, the Company completed its acquisition of Carport Auto Parts, Inc. ("Carport"). The acquisition included a net 30 retail stores located in Alabama and Mississippi, and substantially all of the assets used in Carport's operation. This acquisition makes the Company the largest retailer of automotive parts in the Alabama and Mississippi markets. The Carport locations have been converted to the Advance Auto Parts store format, which included a physical conversion, merchandise conversion and information systems conversion. The acquisition has been accounted for under the purchase method of accounting.

     On August 7, 2001, the Company signed a definitive agreement to acquire Discount Auto Parts, Inc. ("Discount") in a merger transaction (the "Discount Merger"). Discount shareholders will receive $7.50 per share in cash plus 0.2577 shares of common stock in the combined company, collectively Advance Auto Parts, Inc. ("Advance"), for each share of Discount stock. Accordingly, upon consummation of the merger, Discount shareholders will own approximately 13% of the total shares outstanding of Advance. On August 31, 2001, the Company filed a registration statement on behalf of Advance covering the shares to be issued to Discount shareholders, which will result in Advance Auto Parts, Inc. becoming a publicly traded company.

     As of August 28, 2001, Discount operated approximately 668 retail auto parts stores in Florida, Georgia, South Carolina, Alabama, Louisiana and Mississippi. Together, the combined company will operate over 2,400 stores and anticipates generating over $3.0 billion in revenues. Additionally, the combined company's EBITDA would have been approximately $248.0 million, not including approximately $30.0 million in anticipated purchasing, distribution and other expense synergies. The merger will be accounted for under the purchase method of accounting.

     Additionally through its restructuring program, the Company continually monitors store performance, which results in closing certain store locations not meeting profitability objectives. During the forty weeks ended October 6, 2001 the Company closed three stores included in the fiscal 2000 restructuring activities and made the decision to close or relocate 33 additional stores not meeting profitability objectives, 25 of which were closed or relocated as of October 6, 2001.

     The following discussion of the consolidated historical results of operations and financial condition of Holding should be read in conjunction with the unaudited condensed consolidated financial statements of Holding and the notes thereto included elsewhere in this Form 10-Q. Holding's first quarter consists of 16 weeks and its other three quarters consist of 12 weeks each.

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

                                                           Twelve Week Periods Ended            Forty Week Periods Ended
                                                            (dollars in thousands)               (dollars in thousands)
                                                                  (unaudited)                          (unaudited)
                                                         ------------------------------   ---------------------------------
                                                           October 6,        October 7,        October 6,        October 7,
                                                              2001              2000              2001              2000
                                                         ------------   ---------------   ----------------  ---------------
Net sales                                                  $ 598,793         $ 552,138        $ 1,935,630      $ 1,787,370
Cost of sales                                                354,730           328,235          1,151,287        1,087,959
                                                         ------------   ---------------   ----------------  ---------------
Gross profit                                                 244,063           223,903            784,343          699,411
Selling, general and administrative expenses                 204,593           193,505            674,758          616,155
Non-cash and other employee compensation                       1,885               287              4,081            1,712
                                                         ------------   ---------------   ----------------  ---------------
Operating income                                              37,585            30,111            105,504           81,544
Interest expense                                             (12,121)          (15,183)           (45,195)         (51,784)
Other income, net                                                310               527                879            1,059
Provision for income taxes                                   (10,269)           (5,948)           (24,279)         (11,887)
                                                         ------------   ---------------   ----------------  ---------------
Income before extraordinary item                              15,505             9,507             36,909           18,932
Extraordinary item, gain on debt extinguishment,
     net of $1,759 income taxes                                    -             2,933                  -            2,933
                                                         ------------   ---------------   ----------------  ---------------
Net income                                                  $ 15,505          $ 12,440           $ 36,909         $ 21,865
                                                         ============   ===============   ================  ==============

                                                           Twelve Week Periods Ended            Forty Week Periods Ended
                                                                  (unaudited)                          (unaudited)
                                                         ------------------------------   ---------------------------------
                                                           October 6,        October 7,        October 6,        October 7,
                                                              2001              2000              2001              2000
                                                         ------------   ---------------   ----------------  ---------------
Net sales                                                      100.0 %           100.0 %            100.0 %          100.0 %
Cost of sales                                                   59.2              59.4               59.5             60.9
                                                         ------------   ---------------   ----------------  ---------------
Gross profit                                                    40.8              40.6               40.5             39.1
Selling, general and administrative expenses                    34.2              35.0               34.9             34.5
Non-cash and other employee compensation                         0.3               0.1                0.2              0.1
                                                         ------------   ---------------   ----------------  ---------------
Operating income                                                 6.3               5.5                5.4              4.5
Interest expense                                                (2.0)             (2.7)              (2.3)            (2.9)
Other income, net                                                0.0               0.1                0.1              0.1
Provision for income taxes                                      (1.7)             (1.1)              (1.3)            (0.7)
                                                         ------------   ---------------   ----------------  ---------------
Income before extraordinary item                                 2.6               1.8                1.9              1.0
Extraordinary item, gain on debt extinguishment,
     net of $1,759 income taxes                                    -               0.5                  -              0.2
                                                         ------------   ---------------   ----------------  ---------------
Net income                                                       2.6 %             2.3 %              1.9 %            1.2 %
                                                         ============   ===============   ================  ===============


     Net sales consist primarily of comparable store net sales, new store net sales, Service Store net sales, net sales for Wholesale and finance charges on installment sales. Comparable store net sales is calculated based on the change in net sales starting once a store has been opened for thirteen complete accounting periods (each period represents four weeks). Relocations are included in comparable store net sales from the original date of opening. Holding does not include the Service Stores in the comparable store net sales calculation.

     Holding's cost of sales includes net merchandise costs and warehouse and distribution expenses as well as service labor costs for the Service Stores. Gross profit as a percentage of net sales may be affected by variations in Holding's product mix, price changes in response to competitive factors and fluctuations in merchandise costs and vendor programs. The Company seeks to avoid fluctuation in merchandise costs by entering into long-term purchasing agreements with vendors in exchange for pricing certainty, but there can be no assurance such measures will in fact mitigate the effect of fluctuations in merchandise costs on gross profits.

     Selling, general and administrative expenses are comprised of store payroll, store occupancy, net advertising expenses, depreciation and amortization, other store expenses and general and administrative expenses, including salaries and related benefits of corporate employees, administrative office expenses, data processing, professional expenses and other related expenses.

Twelve Weeks Ended October 6, 2001 Compared to Twelve Weeks Ended October 7,
2000

     Net sales for the twelve weeks ended October 6, 2001 were $598.8 million, an increase of $46.7 million or 8.4% over net sales for the twelve weeks ended October 7, 2000. Net sales for the Retail segment increased $52.7 million or 10.0%. The net sales increase for the Retail segment was due to an increase in the comparable store sales and contributions from new stores opened within the last year. The comparable store sales increase of 7.1% was primarily a result of growth in both the DIY and DIFM market segments. Comparable store sales increased 4.0% for the twelve weeks ended October 7, 2000 as compared to the comparable period of fiscal 1999. Net sales for the Wholesale segment decreased $6.0 million or 24.5%, reflecting the continued decline of this segment due to increased competition coupled with a decline in the number of independently owned dealer stores.

     During the twelve weeks ended October 6, 2001, the Company opened 30 new stores, relocated six stores and closed four stores, bringing the total retail stores to 1,791. During the third quarter of fiscal 2001, the Company had 1,195 stores participating in its commercial delivery program, as a result of consolidating five stores during the twelve week period ended October 6, 2001.

     Gross profit for the twelve weeks ended October 6, 2001 was $244.1 million or 40.8% of net sales, as compared to $223.9 million or 40.6% of net sales in the twelve weeks ended October 7, 2000. The increase in gross profit percentage is reflective of a positive shift in product mix partially offset by higher inventory shrinkage. The gross profit for the Retail segment was $241.0 million or 41.5% of net sales for the twelve week period ended October 6, 2001, as compared to $219.7 million or 41.7% of net sales for the twelve week period ended October 7, 2000.

     Selling, general and administrative expenses, before non-cash and other employee compensation, increased to $204.6 million or 34.2% of net sales for the twelve week period ended October 6, 2001, from $193.5 million or 35.0% of net sales for the twelve week period ended October 7, 2000. The decrease in selling, general and administrative expenses as a percentage of sales is attributable to decreased medical claims and lower depreciation as a percentage of sales compared to the prior year quarter.

     EBITDA (operating income plus depreciation and amortization), as adjusted for non-cash and other employee compensation, was $56.0 million in the twelve week period ended October 6, 2001 or 9.4% of net sales, as compared to $46.6 million or 8.4% of net sales in the twelve week period ended October 7, 2000. EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as a substitute for net income as an indicator of operating performance or as an alternative to cash flow (as measured by GAAP) as a measure of liquidity. Holding's method for calculating EBITDA may differ from similarly titled measures reported by other companies. Management believes certain one-time expenses, expenses associated with merger integration and non-cash and other employee compensation should be eliminated from the EBITDA calculation to evaluate the operating performance of the Company.

     Interest expense for the twelve week period ended October 6, 2001 was $12.1 million or 2.0% of net sales, as compared to $15.2 million or 2.7% of net sales for the twelve week period ended October 7, 2000. Interest expense decreased as a result of an overall reduction in average borrowings and a decrease in interest rates for the twelve week period ended October 6, 2001 as compared to the twelve week period ended October 7, 2000.

     Income tax expense for the twelve weeks ended October 6, 2001 was $10.3 million compared to $5.9 million in the twelve weeks ended October 7, 2000. This increase was primarily due to the increase in income before taxes for the twelve weeks ended October 6, 2001 as compared to the twelve weeks ended October 7, 2000.

     Holding recorded net income of $15.5 million for the twelve week period ended October 6, 2001, as compared to $12.4 million for the twelve week period ended October 7, 2000. As a percentage of sales, net income for the twelve week period ended October 6, 2001 was 2.6% as compared to 2.3% for the twelve week period ended October 7, 2000.

Forty Weeks Ended October 6, 2001 Compared to Forty Weeks Ended October 7, 2000

     Net sales for the forty weeks ended October 6, 2001 were $1,935.6 million, an increase of $148.3 million or 8.3% over net sales for the forty weeks ended October 7, 2000. Net sales for the Retail segment increased $168.0 million or 10.0%. The net sales increase for the Retail segment was due to an increase in the comparable store sales of 6.5% and contributions from new stores opened within the last year. The comparable store sales increase of 6.5% was primarily a result of growth in both the DIY and DIFM customer base, as well as the continued maturation of new stores. Comparable store sales increased 3.8% for the forty weeks ended October 7, 2000 as compared to the comparable period of fiscal 1999. Net sales for the Wholesale segment decreased $19.7 million or 19.8%, reflecting the continued decline of this segment due to increased competition coupled with a decline in the number of independently owned dealer stores.

     During the forty weeks ended October 6, 2001, the Company opened 83 new stores, relocated 15 stores and closed 21 stores, bringing the total retail stores to 1,791. The Company has 1,195 stores participating in its commercial delivery program, as a result of consolidating 15 stores during the forty weeks ended October 6, 2001.

     Gross profit for the forty weeks ended October 6, 2001 was $784.3 million or 40.5% of net sales, as compared to $699.4 million or 39.1% of net sales in the forty weeks ended October 7, 2000. The increase in the gross profit percentage is reflective of an $8.3 million net gain recorded as a reduction to cost of sales during the first quarter of fiscal 2001 as a result of a vendor settlement. The remaining increase in the gross profit percentage is reflective of a positive shift in product mix. The gross profit for the Retail segment was $773.6 million or 41.7% of net sales for the forty week period ended October 6, 2001, as compared to $687.6 million or 40.7% of net sales for the forty week period ended October 7, 2000.

     Selling, general and administrative expenses, before non-cash and other employee compensation, increased to $674.8 million or 34.9% of net sales for the forty week period ended October 6, 2001, from $616.2 million or 34.5% of net sales for the forty week period ended October 7, 2000. Selling, general and administrative expenses have increased due to closed store expenses associated with the decision to close certain store locations not meeting profitability objectives and the write down of an administrative facility obtained in the Western Merger totaling $5.1 million. Additionally, as a percentage of sales, the increase in selling, general and administrative expenses is attributable to the investment in store personnel since the prior year comparable period.

     EBITDA (operating income plus depreciation and amortization), as adjusted for non-cash and other employee compensation, was $163.2 million in the forty week period ended October 6, 2001 or 8.4% of net sales, as compared to $133.9 million or 7.5% of net sales in the forty week period ended October 7, 2000. EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as a substitute for net income as an indicator of operating performance or as an alternative to cash flow (as measured by GAAP) as a measure of liquidity. Holding's method for calculating EBITDA may differ from similarly titled measures reported by other companies. Management believes certain one-time expenses, expenses associated with merger integration and non-cash and other employee compensation should be eliminated from the EBITDA calculation to evaluate the operating performance of the Company.

     Interest expense for the forty week period ended October 6, 2001 was $45.2 million or 2.3% of net sales, as compared to $51.8 million or 2.9% of net sales for the forty week period ended October 7, 2000. The decrease in interest expense is a result of the reduction in net outstanding borrowings as well as a decrease in interest rates over the similar period of fiscal year 2000.

     Income tax expense for the forty weeks ended October 6, 2001 was $24.3 million compared to $11.9 million in the forty weeks ended October 7, 2000. This increase was primarily due to an increase in income before taxes for the forty week period ended October 6, 2001 as compared to the forty week period ended October 7, 2000.

     As a result of the above factors, Holding recorded net income of $36.9 million for the forty week period ended October 6, 2001, as compared to $21.9 million for the forty week period ended October 7, 2000. As a percentage of sales, net income for the forty week period ended October 6, 2001 was 1.9% as compared to 1.2% for the forty week period ended October 7, 2000.

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

     Holding and the Company believe they will have sufficient liquidity to fund their debt service obligations and implement their growth strategy over the next twelve months. As of October 6, 2001, Holding and the Company had outstanding indebtedness consisting of $92.6 million of Senior Discount Debentures (the "Debentures"), $169.5 million of Senior Subordinated Notes (the "Senior Subordinated Notes"), borrowings of $260.3 million under the bank credit facility (the "Credit Facility") and $10.0 million of indebtedness under the McDuffie County Development Authority Taxable Industrial Bonds ("IRB").

     The loans under the Credit Facility are secured by a first priority security interest in substantially all tangible and intangible assets of the Company. Amounts available to the Company under portions of the Credit Facility are subject to a borrowing base formula, which is based on certain percentages of the Company's inventories, and certain debt covenants. The Company was in compliance with the above covenants under the Credit Facility as of October 6, 2001. As of October 6, 2001, $108.6 million was available under these facilities. The Company intends to use borrowings under the Credit Facility, as well as internally generated funds, for store expansion and funding of working capital, including funding of the restructuring program.

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

     In connection with the Discount Merger, the Company has obtained financing commitments to fund the cash portion of consideration to be paid to Discount shareholders and in-the-money option holders, refinance its existing Credit Facility, repay Discount's indebtedness and premiums ($210.8 million at August 28, 2001 plus repayment premiums of $6.3 million), purchase Discount's Gallman distribution facility from the lessor (approximately $34.0 million) and pay approximately $35.0 million in related transaction fees and expenses. The financing has been secured in the form of senior subordinated notes and the refinancing of the Credit Facility, which is described below.

     On October 31, 2001, the Company finalized its offering of $200.0 million in senior subordinated notes (the "Notes") offered at an issue price of 92.802%, yielding gross proceeds of approximately $185.6 million. The Notes mature on April 15, 2008 and bear interest at 10.25% payable semi-annually on April 15 and October 15. The Notes will be fully and unconditionally guaranteed on a unsecured senior subordinated basis by each of the Company's existing and future restricted subsidiaries that guarantees any indebtedness of the Company or any other restricted subsidiary. The Notes are redeemable at the Company's option, in whole or in part, at any time on or after April 15, 2003, in cash at the redemption prices described in the offering plus accrued and unpaid interest and liquidating damages, if any, at the redemption date. The Notes also contain certain covenants that will limit, among other things, the Company and its subsidiaries ability to incur additional indebtedness and issue preferred stock, pay dividends or certain other distributions, make certain investments, repurchase stock and certain indebtedness, create or incur liens, engage in transactions with affiliates, enter into new businesses, sell stock of restricted subsidiaries, redeem subordinated debt, sell assets, enter into any agreements that restrict dividends from restricted subsidiaries and enter into certain mergers or consolidations.

     Additionally, the Company has received a binding commitment, subject to customary conditions, for a new senior credit facility (the "Facility") consisting of (1) a $180.0 million tranche A term loan facility due 2006 and a $305.0 million tranche B term loan facility due 2007 and (2) a $160.0 million revolving credit facility (including a letter of credit subfacility). The Facility will be jointly and severally guaranteed by all of the Company's domestic subsidiaries (including Discount and its subsidiaries) and Advance and will be secured by substantially all of the Company's assets, the assets of our existing and future domestic subsidiaries (including Discount and its subsidiaries), as well as the assets of Advance. Upon the closing of the Discount Merger, the Company expects to borrow the $485.0 million under the tranche A and tranche B term loan facilities and also anticipates borrowing approximately $10.0 million under the revolving credit facility to fund the merger. In addition, we expect to have approximately $18.0 million in letters of credit outstanding at the closing, which will reduce availability under the revolving credit facility to approximately $132.0 million.

     The Company's new Advance Auto Parts stores require capital expenditures of approximately $120,000 per store and an inventory investment of approximately $150,000 per store, net of vendor payables. A portion of the inventory investment is held at a distribution facility. Pre-opening expenses, consisting primarily of store set-up costs and training of new store employees, average approximately $25,000 per store and are expensed when incurred. The Company expects to open approximately 110 new stores through internal growth or strategic acquisitions during fiscal 2001, of which 83 have been opened or acquired as of October 6, 2001.

     Historically, the Company has negotiated extended payment terms from suppliers to help finance inventory growth, and the Company believes that it will be able to continue financing much of its inventory growth through such extended payment terms. The Company anticipates that inventory levels will continue to increase primarily as a result of new store openings.

     As a result of the Western Merger and the Carport acquisition, the Company closed certain Advance Auto Parts stores in overlapping markets or stores not meeting profitability objectives. As part of normal operations, the Company will continue to review store performance and close additional stores not meeting profitability objectives. The Western Merger and Carport acquisition also resulted in restructuring reserves recorded in purchase accounting for the closure of certain stores, severance and relocation costs and other facility exit costs. As of October 6, 2001, these reserves had a remaining balance of $9.6 million. In addition, the Company assumed certain restructuring and deferred compensation liabilities previously recorded by Western. At October 6, 2001, the total liability for the restructuring and deferred compensation plans was $1.8 million and $4.3 million, respectively, of which $0.9 million and $1.2 million, respectively, is recorded as a current liability. The classification for deferred compensation is determined by payment terms elected by plan participants, primarily former Western employees, which can be changed upon 12 months' notice.

     For the forty weeks ended October 6, 2001, net cash provided by operating activities was $126.3 million. Of this amount, $36.9 million was provided by net income. Depreciation and amortization provided an additional $53.6 million, amortization of deferred debt issuance costs and bond discount provided $10.9 million and $24.9 million was provided as a result of a net decrease in working capital and other. Net cash used for investing activities was $68.7 million and was comprised primarily of capital expenditures and the purchase of net assets related to the Carport acquisition. Net cash used in financing activities was $63.7 million and was comprised primarily of payments on the Credit Facility.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Holding currently utilizes no material derivative financial instruments that expose it to significant market risk. Holding is exposed to cash flow and fair value risk due to changes in interest rates with respect to its long-term debt. While Holding cannot predict the impact that interest rate movements will have on its debt, exposure to rate changes is managed through the use of fixed and variable rate debt. Holding's exposure to interest rate risk decreased during the first three quarters of fiscal 2001 due to decreased interest rates and reduced variable rate debt.

     Holding's fixed rate debt consists primarily of outstanding balances on the Debentures and Senior Subordinated Notes. Holding's variable rate debt relates to borrowings under the Credit Facility and the IRB. Holding's variable rate debt is primarily vulnerable to movements in the LIBOR, Prime, Federal Funds and Base CD rates.

     The table below presents principal cash flows and related weighted average interest rates on Holding's long-term debt at October 6, 2001 by expected maturity dates. Expected maturity dates approximate contract terms. Fair values included herein have been determined based on quoted market prices. Weighted average variable rates are based on implied forward rates in the yield curve at October 6, 2001. Implied forward rates should not be considered a predictor of actual future interest rates.

                                                                                                                  Fair
                           Fiscal    Fiscal      Fiscal      Fiscal        Fiscal                                Market
                            2001      2002        2003        2004          2005     Thereafter      Total       Value
                           -------   -------    -------    ---------     --------    ----------     --------    --------
Long-term debt:                                            (dollars in thousands)
 Fixed rate.............    $     -   $     -    $     -    $       -     $      -    $ 281,450     $281,450    $238,516
Weighted average
    interest rate ......          -         -          -            -            -         11.3%        11.3%
Variable rate ..........    $     -   $12,000    $ 4,000    $ 191,267     $ 60,000    $   3,032     $270,299    $270,299
Weighted average
    interest rate ......        4.6%      5.0%       6.3%         7.4%         8.1%         8.3%         5.9%

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Coalition for a Level Playing Field, et. al. v. AutoZone, Inc. et. al, Case No.00-0953 in and for the United District Court, Eastern District of New York. In February 2000, the Coalition for a Level Playing Field and over one hundred independent automotive parts and accessories aftermarket warehouse distributors and jobbers filed a lawsuit in the United States District for the Eastern District of New York against various automotive retailers. In March 2000, Advance was notified that it had been named in the lawsuit. The plaintiffs claim that the defendants have knowingly received volume discounts, rebates, slotting and other allowances, fees, free inventory, sham advertising and promotional payments, a share in the manufacturers' profits, and excessive payments for services purportedly performed for the manufacturers in violation of the Robinson-Patman Act. The complaint seeks injunctive and declaratory relief, unspecified treble damages on behalf of each of the plaintiffs, as well as attorneys' fees and costs. The defendants, including Advance, led a motion to dismiss in late October 2000. The plaintiffs filed their response to such motion to dismiss in January 2001 and the defendants have filed a response to the plaintiffs' responsive pleadings. Any discovery would follow after disposition by the court of such motion to dismiss. Advance believes these claims are without merit and intends to defend them vigorously; however, the ultimate outcome of this matter can not be ascertained at this time.

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

                                        ADVANCE HOLDING CORPORATION,
                                        a Virginia corporation

     November 8, 2001                   By: /s/ Jimmie L. Wade
                                           ________________________________
                                           Jimmie L. Wade
                                           President and Chief Financial
                                           Officer (as principal executive
                                           and accounting officer)